Form 10QSB
period 1995-09-30
CALIFORNIA ALMOND INVESTORS I
filed 1995-11-15
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1954

FOR QUARTER ENDED:  SEPTEMBER 30, 1995         COMMISSION FILE NUMBER: 33-10196
                    ------------------                                 --------


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                          CALIFORNIA ALMOND INVESTORS I
                        --------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP



CALIFORNIA                                                            94-3021790
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF              I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

2245 CHALLENGER WAY, SUITE 100, SANTA ROSA, CA 95407
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

(707) 579-3742
--------------------------------------------------------------------------------
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT.)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES     [ ] NO

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               September 30, 1995

                                     ASSETS
     CURRENT ASSETS
          Cash                                                      481,924
          Investments, short term                                   469,568
          Accounts Receivable, no allowance
             deemed necessary                                       677,977
          Deferred crop costs                                       179,667
          Advances for farm costs                                     9,201
          Deposits and other prepaids                                 3,098
                                                                  ---------
              Total Current Assets                                1,821,435

     PROPERTY AND EQUIPMENT
          Land                                                    1,100,814
          Orchards                                                2,216,717
          Equipment                                               1,158,856
          Buildings                                                 130,601

                                                                  4,606,988
     Less accumulated depreciation                                1,830,271
                                                                  ---------
                                                                  2,776,717

                                                                  4,598,152
                                                                  =========

                        LIABILITIES AND PARTNERS' EQUITY
     CURRENT LIABILITIES
          Accounts payable and accrued liabilities                    7,688
          Payable to general partner and related parties                  0
          Current portion of long-term debt                          24,000
                                                                  ---------
               Total Current Liabilities                             31,688

     LONG-TERM DEBT, less current portion                           444,000

     PARTNERS' EQUITY                                             4,122,464

                                                                  4,598,152
                                                                  =========

     The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

                          PART I-FINANCIAL INFORMATION


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Liquidity and Capital Resources


         The Partnership liquidity continues to improve. Distributions to Limited Partners are currently being made at the rate of $60,000.00 per quarter. This rate of distributions is planned to continue as reserves increase. There is no current intention to increase the distributions until the Partnership has paid all of its outstanding debts.

     Results of Operations


         The Partnership continued to operate at a break-even rate in the third quarter 1995. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

         Because of the bad weather and heavy rains this year, the drought in California has ended. Because of the heavy rains, the 1995 is expected to be much smaller than the 1994 crop.

                                     PART II


ITEM NO.
--------

         1. Material developments in connection with legal proceeding - not applicable

         2. Material modification of rights of registrant's securities - not applicable

         3.       Defaults on senior securities - not applicable

         4. Submission of matters to a vote of security holders - not applicable

         5.       Other events of importance - not applicable

         6.       Exhibits and Reports on Form 8-K - not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:      ------------------------------------------
                  Donald D. Bade
                  President