Form 10KSB
period 1995-12-31
CALIFORNIA ALMOND INVESTORS I
filed 1996-03-29
CIK 806179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995      Commission File Number 33-10196

                          CALIFORNIA ALMOND INVESTORS I
                        A California Limited Partnership
             (Exact name of registrant as specified in the charter)

California                                     94-03024688
(State or other jurisdiction of                (IRS Employer Identification #)
incorporation or organization)

2245 Challenger Way, Suite 100
Santa Rosa, California                         95407
(Address of principal executive offices)       (Zip Code)

               Registrant's telephone number, including area code:
                                 707 - 579-3742

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $1,314,534.

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format; Yes ____ No__X__

================================================================================
                                                                   Page 1 or 224

                                                    Sequentially numbered pages;

                          CALIFORNIA ALMOND INVESTORS I
                        A California Limited Partnership

PART I

Item 1.  Business.

         California Almond Investors I, a California Limited Partnership (hereinafter referred to either as partnership or registrant), was organized on November 5, 1986, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Vintech Almond Advisers, Inc. is the managing general partner and its sole shareholder is Donald D. Bade.

         The partnership's Registration Statement, filed pursuant to the Securities Act of 1933, was originally declared effective by the Securities and Exchange Commission on March 6, 1987. Registrant marketed its securities pursuant to its Prospectus dated March 6, 1987, together with supplements thereto (hereinafter the Prospectus), which Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933 and is incorporated herein by reference.

         The principal business of the partnership is to acquire, operate, and ultimately sell income-producing almond orchards.

         In March 1987, the partnership commenced an offering of $10,000,000 in limited partnership units (units). The partnership sold a total of 12,079 units for an aggregate capitalization in the amount of $6,039,500 as of the termination of the offering on March 6, 1989. The net proceeds of this offering have been used to acquire income-producing almond orchards. See Item 2 below for a description of the partnership's properties.

THE ALMOND INDUSTRY

         The value of agricultural real estate which is planted to a permanent crop, such as almonds, is directly related to the price which can be received for the commodity produced. The price received for the commodity is, in turn, a function of the relationship between the supply of and demand for the commodity.

         The United States' domestic supply of almonds is determined primarily by the number of planted acres in California. The world supply is determined for the most part by the combined production of California, Spain and Italy. Both domestic and world almond production are subject to substantial fluctuation from year-to-year and longer-term cycles. The demand for almonds is affected by the domestic market, export market , exchange rate, and marketing effort. These factors determine the price of California almonds and, thus, the price/value ratio of California almond orchards. The general partner believe that increased domestic consumption, expanding world markets, and diminishing supplies of almonds should result in rising almond prices, and, thus, a rise in the value of almond orchards over the next five years.

         Almond orchards require continual attention and maintenance in order to obtain maximum production and to safeguard the health of the almond trees. Such maintenance includes regular or periodic fertilizing, spraying, cultivating, pest and weed control, and physical maintenance of tree size and density. Such maintenance also includes frequent application of irrigation water, which is pumped from wells or delivered through irrigation canals.

         Many diseases and insect pests attack almonds. At one time or another, the almond crop may require treatment for brown rot, shot hole, leaf blight, scab, navel orange worm, peach twig borer, mites, San Jose scale and other problems. All known almond pests can currently be controlled with available and


                                  Form 10KSB-2
permitted pesticides, and other chemical and organic agents if the farmer properly times the application, uses the recommended dosage and obtains adequate spray coverage of the crop. Poor results in a spray program are typically caused by poor timing, low dosage, or poor coverage. The types and methods of application of pesticides and herbicides are subject to government regulation of toxic substances, and may be increasingly regulated in the future. Almond hulls are sold and used for livestock feed. Therefore, almond producers sell two crops
- one for human consumption and one for animal consumption. As a result the laws and regulations governing pesticide use apply to both the hulls and the nuts, thus limiting the types of treatment available while the nuts are on the trees.

         Another syndrome common to almond trees is noninfectious bud failure (crazy top), which is a result of genetic abnormalities spread through the almond nursery industry. While varieties known to be susceptible have been identified, there is no existing preventative treatment test procedure to preclude the incidence of this syndrome in a given orchard. Excessively hot weather during the course of a season has been correlated with increases in the incidence of bud failure in almond orchards. This condition, while not fatal to the tree can, in some cases, cause productivity to suffer. When bud failure appears in a given tree, it is a general practice to remove it and replace it with a tree known to have been produced from a clone free of bud failure.

         Almonds require at least 600 hours of dormancy below 45 degrees Fahrenheit in order to induce heavy bloom in the spring. Under California conditions, in most years, this chilling requirement is easily met. However, if the weather from late November through February is warm, a poor bloom might result. When the trees bloom in late February and early March, it is necessary to have a maximum number of daylight hours above 55 degrees Fahrenheit in order to obtain optimum activity of honey bees which are used to cross-pollinate the crop. Pollination is essential in order for the almond blossoms to form an ovary which becomes the seed for the plants. It is the seed which is the edible part of the almond. Without adequate sunlight and sufficient high temperatures, bee activity will be low and a light crop might result.

         The almond tree is highly resistant to very low winter temperatures due to its deciduous character. However, the almond crop is susceptible to frost damage when the trees resume growth in the spring. If a frost occurs, it could damage the blossoms and thereby reduce the crop for that year.

         Excessive rainfall can be detrimental to production of almonds. Excess rainfall may damage tender blossoms, promote certain root diseases, and act as an impediment to the harvest operation if it occurs in the fall. Due to the soil types on which almonds are grown, excess moisture precludes entry into the orchard for several days; thus orchard operations, including harvesting, are contingent on favorable moisture conditions.

         Inadequate water supply can also be detrimental to the production of almonds. Almonds generally require a minimum of 2.5 acre feet of water per acre to promote optimal growth and yields. Inadequate water supplies can impair the bloom and damage the orchards ability to produce adequate yields.

         In the San Joaquin Valley of California, frequent high winds occur. These are detrimental to almonds for several reason. First, the almond tree is naturally shallow-rooted. If high winds occur immediately prior to harvest when a tree is weighted down with nuts, it could be uprooted by the wind. If the wind storm occurs during the bloom period, bee flight will be limited and pollination will be impeded.

         Typically an almond producer sells its crop to a processor in bulk after harvest for a price per pound to be paid within 12 months. The buyer agrees to adjust the price to equal the highest price paid by the buyer to any of its growers, in order to avoid uncertainty and fluctuation in supply that might occur if producers were to seek to sell their crops at the most advantageous point in a market cycle. The method described above is the standard method of contracting to purchase the annual California almond crop and, as a result, the market price received for almonds in a given year varies little from producer to producer. The buyer makes a partial payment once the crop is hulled, shelled, and stored, and makes subsequent payments in installments as the crop moves in to retail channels. Although the precise terms of payment

                                  Form 10KSB-3
may vary to some extent among producers and processors, and may also vary from year-to-year, in the general partners' experience approximately 40% of the total sales price for a producer's almond crop is typically paid at harvest, 65% of the total has been received within 90 days of harvest, 90% has been received within 6 months of harvest and the balance is paid within 12 months of harvest. Typically, growers may contract for an advance of up to 25% of the estimated purchase price of the crop in July, at which time the anticipated size of the crop can be calculated with some degree of accuracy. The amount of the processor's advance generally covers all or a substantial portion of the growing costs incurred through that date. The remaining costs of production and harvesting are normally recovered by the crop payments received within 90 days of harvest (i.e., by the end of the calendar year).

         The grower is paid for his crop based on several criteria. First is the variety of nuts delivered. In California, the standard of the industry is the NonPareil variety. Generally, the pollinator varieties, such as Mission and Merced varieties, are considered "California" varieties, and are discounted a few cents per meat pound below the NonPareil. However, it is horticulturally essential to have these other varieties in the orchard to assure cross-pollination of the NonPareil variety. The second price determinant is the quality of the hulled and shelled nuts. If there has been an infestation of the navel orange worm (a moth which lays its eggs on the almond trees and nuts, and the larva of which bores into the nut and damages the kernel), there will be a determination of the degree of affected nuts and price reduction proportional to the degree of infestation. If foreign material is picked up in the orchard during harvest operations, the processor would reduce the purchase price accordingly. Thus, orchard management becomes economically significant at the time of harvest.

         As is the case with most farming operations, the almond business is seasonal in nature. A substantial portion of the income is realized only upon sale of the crop by the processor to whom it is sold. After the almond crop is harvested and sold, the orchard owner must either reserve sufficient funds from proceeds of sales of the harvested crop to cover the cost of maintenance and harvesting for another season, or in the alternative, make arrangements for financing production of the next year's crop. The partnership intends to maintain reserves out of crop revenues to pay its production costs for each succeeding year and to seek advances of the crop purchase price from processors.

         The partnership intends to hold the almond orchards in which it invests until such time as sale or other disposition appears to be advantageous with a view to achieving the partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell properties, the partnership will consider factors such as potential capital appreciation, cash flow, and the federal income tax consequences of any such sales. The managing general partner may exercise its discretion as to whether and when to sell a property, and the partnership will have no obligation to sell properties at any particular time.

         Sale proceeds generally will be distributed to the partners and will not be reinvested, so that the partnership will be self-liquidating. However, such proceeds need not be distributed to the partners in the event that they are, in the discretion of the managing general partner, held as working capital reserves or used to make capital improvements to existing partnership properties.

         The managing general partner will attempt to sell the partnership properties on an all-cash basis. However, if the managing general partner determines that the best interests of the partnership will be furthered thereby, the partnership may sell properties on terms such that only a portion of the cash payable to the partnership will be received in the year of sale, with subsequent payments spread over a number of years. Where the full sales price is not payable in cash, the full distribution to the limited partners of the net proceeds of any sale may be delayed until the notes are paid at maturity, or otherwise by the buyer or, as the partnership will seek to do where the maturity of the notes extends beyond the anticipated term of the partnership, the notes may be sold by discounting them to lending institutions or other buyers.

                                  Form 10KSB-4

         As of March 12, 1991, the partnership had acquired six properties known as Cressey, Robertson, Hooker, Clausen, Sierra II and Famoso Ranches. Each of these properties is described below in Item 2 - Properties.

         The partnership operates only within one industry segment (agricultural crops) and has no foreign operations or export sales. The harvest is presently sold to a single processor for a price per pound paid within 12 months.

         The partnership has no employees. All necessary administrative and management services are performed by employees of the managing general partner, affiliates or independent contractors. See Footnote 2 to the financial statements included in Item 7 to this report for information regarding fees and expense reimbursements to the general partner and its affiliates.

Item 2.  Properties

         A description of income-producing properties in which the partnership has an ownership interest is as follows:

Cressey Ranch

         On March 15, 1988, the partnership purchased, for approximately $858,000 cash, from the Ray C. Meredith 1983 Living Trust, a 143-acre almond orchard known as Cressey Ranch located near Merced, CA. The seller is not affiliated with the general partner, the partnership, nor any of their affiliates. The property is located in the Central San Joaquin Valley, approximately 11 miles west of Merced.

         Of the 143 acres comprising the property, approximately 140 acres are planted with almond trees, consisting of 50% NonPareil and 50% Carmel nut varieties. Approximately 70 acres of the almond trees were planted in 1976, 35 acres in 1979 and 35 acres in 1981. Other improvements on the property include a 900-square foot single family residence, three wells with pumps (100-horsepower, 30-horsepower and 15-horsepower turbines, and a 75-horsepower booster pump), and a permanent, solid set sprinkler system. The property is zoned for exclusively agricultural uses.

         The area surrounding the property is used primarily for agriculture in the form of irrigated crop land, permanent plantings such as almond orchards, walnut groves and vineyards, and a poultry farm. The climate is warm and dry, with relatively long frost-free growing seasons. The area typically receives little rainfall and most crops, including almonds, require supplemental irrigation for agricultural production at economic levels.

         The soils found on the property are Delhi and Hilmar sands, and are suitable for almond production. The topography of the property is level, with zero-to-3% slope. The property's source of water consists of underground water delivered by the pumps and wells located on the property. The general partner believe that this source will provide an adequate supply of water for irrigation during the partnership's anticipated holding period. Water for irrigation cost approximately $78 per planted acre in 1995.

                                  Form 10KSB-5

         Set forth below is a table summarizing crop production on the property.

                                             Gross Almond      Pounds
                             Producing       Production        Produced
                 Year        Acres           (in Pounds)       Per Acre
                 ----        ---------       ------------      --------
                 1985          103.0          222,400          2,159
                 1986          140.0           61,700            440
                 1987          140.0          276,200          1,973
                 1988          140.0          166,183          1,187
                 1989          140.0          303,360          2,167
                 1990          140.0          358,325          2,559
                 1991          140.0          199,960          1,428
                 1992          140.0          237,242          1,694
                 1993          140.0          203,820          1,484
                 1994          140.0          270,819          1,934
                 1995          140.0           94,025            672

         The trees are planted in a density of approximately 87 per acre, with a total of approximately 12,000 producing trees. The tress are in good condition.

         The property is subject to the terms and conditions of the Williamson Land Act, which requires that the land be used exclusively for agricultural purposes, and assures that the land will, therefore, be assessed for real estate tax purposes solely on its value for agricultural uses.


Robertson Ranch

         On August 15, 1988, the partnership purchased, for approximately $232,050 cash from John and Carol Van Curen a 35.7 acre almond orchard known as Robertson Ranch located near Chowchilla, California. The seller is not affiliated with the general partner, the partnership, nor any for their affiliates.

         The   property  is  located  in  the   Central   San  Joaquin   Valley,
approximately two miles south of Chowchilla in Madera County, California, at the intersection of State Highway 152 and County Road 4.

         Of the 35.7 acres comprising the property, approximately 33.5 acres are planted with almond trees consisting of 50% NonPareil and 50% Carmel nut varieties. Approximately one-half of the acreage was planted in 1981 and the remaining acres in 1982. Other improvements on the property include a well with a 50-horsepower pump and an underground concrete irrigation pipeline. The property is zoned for exclusively agricultural uses.

         The area surrounding is used primarily for agriculture and its related industries. The climate is warm and dry, with a relatively long frost-free growing season. The area typically receives little rainfall and most crops, including almonds, require supplemental irrigation for agricultural production at economic levels.

         The soils found on the property are suitable for almond production. The topography of the property is level. The property has two potential source of water; water purchased from the Chowchilla Water District, and underground water delivered by the pump and well located on the property. The partnership prefers to irrigate primarily with water purchased from the water district because it is less expensive than pumping well water. Water for irrigation cost approximately $82 per planted acre in 1995. The water is distributed by means of flood irrigation.

                                  Form 10KSB-6

         Set forth below is a table summarizing crop production on the property.

                                                Gross Almond          Pounds
                               Producing        Production            Produced
              Year             Acres            (in Pounds)           Per Acre
              ----             ---------        ------------          ---------
              1985              33.5              22,514                  672
              1986              33.5              13,494                  403
              1987              33.5              49,336                1,473
              1988              33.5              50,285                1,501
              1989              33.5              45,789                1,367
              1990              33.5              76,083                2,271
              1991              33.5              58,690                1,752
              1992              33.5              31,376                  937
              1993              33.5              64,435                1,929
              1994              33.5              94,324                2,816
              1995              33.5              22,151                  661

         The trees are planted in a density of approximately 75 per acre. The trees are generally in good condition.

         The property is subject to the terms and conditions of the Williamson Land Act, which requires that the land be used exclusively for agricultural purposes, and assures that the land will, therefore, be assessed for real estate tax purposes solely on its value for agricultural uses.

Hooker Ranch

         On March 15, 1989, the partnership purchased, for approximately $1,527,500 cash from Hooker Grain Company an almond orchard known as Hooker Ranch. The seller is not affiliated with the general partner, the partnership, nor any of their affiliates.

         The property is located in the San Joaquin Valley of California, approximately seven miles east of the town of Hickman, which is approximately 14 miles northwest of Modesto in east central Stanislaus County.

         The property comprises approximately 241 gross acres, with approximately 233 acres planted with almond trees. The almond trees were planted in 1981, and consist of 50% NonPareil, 25% Carmel, and 25% Fritz nut varieties. The trees are planted in a density of approximately 95 per acre and are generally in good condition. Other improvements on the property include a solid set underground sprinkler system and two electric turbine pumps, a 150-horsepower primary pump, and a 125-horsepower standby pump. The property has historically received all of its irrigation water from the Turlock Irrigation District. A new well was drilled on the property in 1992 as a backup source in case district water is reduced because of the drought. The property is zoned for exclusively agricultural uses.

         The area surrounding the property is used primarily for agriculture and its related industries. The topography of the property varies from rolling to level. The climate is dry with temperatures typically hot in the summer and mild in the winter, with a relatively long growing season. The property may be susceptible to frost during cold periods, especially in low areas with little air movement. The area typically receives little rainfall and most crops, including almonds, require supplemental irrigation for agricultural production at economic levels. The soils found on the property are suitable for almond production.

                                  Form 10KSB-7

         Set forth below is a table summarizing crop production on the property.

                                            Gross Almond              Pounds
                         Producing          Production                Produced
         Year            Acres              (in Pounds)               Per Acre
         -----           ---------          ------------              ---------
         1985            233.0                233,075                  1,000
         1986            233.0                114,429                    492
         1987            233.0                492,372                  2,117
         1988            233.0                116,638                    501
         1989            233.0                534,393                  2,294
         1990            233.0                511,185                  2,193
         1991            233.0                442,028                  1,897
         1992            233.0                515,471                  2,212
         1993            233.0                372,591                  1,585
         1994            233.0                680,511                  2,920
         1995            233.0                151,402                    650

         The property's source of irrigation water is the Turlock Irrigation District main canal which borders the southern perimeter of the property and carries water from nearby Turlock Lake. Water for irrigation is pumped directly from the canal by the primary electric turbine pump located on the property and is distributed through the underground solid set sprinklers which run down each tree line. Water for irrigation cost approximately $47 per planted acre in 1995. The general partner believe that this source will provide an adequate supply of water for irrigation during the partnership's anticipated holding period.

         The property is subject to the terms and conditions of the Williamson Land Act, which requires that the land be used exclusively for agricultural purposes and assures that the land will, therefore, be assessed for real estate tax purposes solely on its value for agricultural uses.

Clausen Ranch

         On April 21, 1989, the partnership purchased, for approximately $625,000 cash, from Wesley and Elaine Smith a 91-acre almond orchard known as Clausen Ranch. The seller is not affiliated with the general partner, the partnership, or any of their affiliates. The property is located in the Central San Joaquin Valley near the town of Le Grand in Merced County, California.

         Of the 91 acres comprising the property, approximately 83 acres are planted with almond trees consisting of 50% NonPareil and 50% Carmel nut varieties. The first planting of 70 acres took place in 1979 and the remaining 13 acres were planted in 1981. Other improvements on the property include a 2-bedroom house, a 36' x 54' Butler building, a 36' x 51' galvanized iron building, a permanent, solid set sprinkler system and two wells with a 75 horsepower diesel-powered pump and a 25 horsepower pump. The 75 horsepower diesel powered pump has been changed to electric. The property is zoned for exclusively agricultural uses.

         All of the land in the vicinity of the property is devoted to agriculture. The climate is hot and dry in the summer and generally mild in the winter. The area typically receives little rainfall and most crops, including almonds, require supplemental irrigation for agricultural production at economic levels.

         The soils found on the property are Wyman Loam, Yokohl Loam, Madera Loam and San Joaquin Loam, and are suitable for almond production. The topography of the property is generally level. The property's source of water consists of underground water delivered by the pumps and wells located on the property. The general partner believe that this source will provide an adequate supply of water for irrigation during the partnerships anticipated holding period. Water for irrigation cost approximately $249 per planted acre in 1995.

                                  Form 10KSB-8

         Set forth below is a table summarizing crop production on the property.

                                             Gross Almond              Pounds
                          Producing          Production                Produced
          Year            Acres              (in Pounds)               Per Acre
          ----            ---------          ------------              --------
          1985              83.0                99,600                   1,200
          1986              83.0                 8,311                     100
          1987              83.0               130,452                   1,572
          1988              83.0               137,863                   1,661
          1989              83.0               112,137                   1,351
          1990              83.0               135,035                   1,627
          1991              83.0                59,845                     721
          1992              83.0                90,412                   1,089
          1993              83.0                52,789                     650
          1994              83.0                78,773                     949
          1995              83.0                41,165                     496

         The trees are planted to a density of approximately 91 trees per acre. The trees are generally in good condition and capable for production consistent with those of good quality orchards.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.

Sierra II Ranch

         On December 18, 1989, the partnership purchased for approximately $297,000 cash, from Daniel Bellin a 44-acre almond orchard known as Sierra II Ranch. The seller is not affiliated with the general partner, the partnership, or any of their affiliates. The property is located in the south/central part of the San Joaquin Valley near the town of Pixley in Tulare County, California.

         Of the 44 acres comprising the property, there are 41.4 net acres of almond orchard. The trees were planted in 1979 and consist of one-third Butte, one-third Rubi and one-third Mission nut varieties. Other improvements on the property consist of a well with an estimated depth of 500 feet, a 100 horsepower electric turbine pump, approximately 1380 feet of 14 inch underground concrete pipeline, and a 58 irrigation valves, each with a 12 inch diameter concrete riser and a 6 inch diameter valve. The property is zoned for exclusively agricultural uses.

         All of the land in the vicinity of the property is devoted to agriculture. The climate is hot and dry in the summer and generally mild in the winter. The area typically receives little rainfall and most crops, including almonds require supplemental irrigation for agricultural production at economic levels.

         The soil on the property is all Hesperia sandy loam, a Class One soil with good crop adaptability. The land has been all leveled to facilitate irrigation. The property's primary source of water consists of underground water delivered by the well and pump located on the property. It's other source is canal water from the Pixley Irrigation District. The general partner believes that this source will provide an adequate supply of water for irrigation during the partnership's anticipated holding period. Water for irrigation cost approximately $508 per planted acre in 1995.

                                  Form 10KSB-9

Set forth below is a table summarizing crop production on the property.

                                             Gross Almond              Pounds
                          Producing          Production                Produced
          Year            Acres              (in Pounds)               Per Acre
          ----            ---------          ------------              --------
          1987              41.4                60,071                   1,451
          1988              41.4                81,682                   1,973
          1989              41.4                61,396                   1,483
          1990              41.4                74,086                   1,790
          1991              41.4                53,568                   1,294
          1992              41.4                71,696                   1,731
          1993              41.4                42,317                   1,022
          1994              41.4                45,045                   1,088
          1995              41.4                22,252                     537

         The trees are planted in a density of 90 trees per acre and the orchard is in good condition, having been well maintained.

Famoso Ranch

         On June 7, 1990, the partnership purchased for approximately $586,000 cash, from Peter Constantine Stiney an 81.87 acre almond orchard known as the Famoso Ranch. The seller is not affiliated with the general partner, the partnership, or any of their affiliates. The property is located in the south /central part of the San Joaquin Valley near the town of Famoso in Kern County, California.

         Of the 81.87 acres comprising the property, there are 78 net acres of almond orchard. The trees were planted in 1980 and consist of two-thirds NonPareil, one-sixth Mission and one-sixth Merced nut varieties. The property purchases water from the Southern San Joaquin Municipal Water District and also has a water/well sharing agreement with the adjacent land owner for use of the underground lines to and from the water district turnout and well. Zoning on this orchard is strictly agricultural only.

         All of the land in the vicinity of the property is devoted to agriculture. The climate is hot and dry in the summer and generally mild in the winter. The area typically receives little rainfall and most crops, including almonds require supplemental irrigation for agricultural production at economic levels. The soils on the property are comprised of McFarland Loam, Delano Sandy Loam and Zerker Sandy Clay Loam. Water for irrigation cost approximately $182 per planted acre in 1995.

         Set forth below is a table summarizing crop production on the property for the last six crop years.

                                               Gross Almond           Pounds
                           Producing           Production             Produced
          Year             Acres               (in Pounds)            Per Acre
          ----             ---------           ------------           ---------
          1986               78.0                    79,483             1,019
          1987               78.0                    92,045             1,180
          1988               78.0                   160,835             2,062
          1989               78.0                   218,022             2,795
          1990               78.0                   151,819             1,946
          1991               78.0                    93,846             1,203
          1992               78.0                    70,507               904
          1993               78.0                    65,507               840
          1994               78.0                   150,316             1,927
          1995               78.0                    65,743               843

                                  Form 10KSB-10

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.


Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were $101 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific has been extended through December 31, 2000. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

Item 3.  Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1995.

PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder Matters.

         The limited partnership unit holders are entitled to certain distributions as provided in the partnership agreement. No market for individual limited partnership units exists nor is expected to develop and transfers of units are registered under the terms of the limited partnership agreement. See the limited partnership agreement which is Exhibit B to the Prospectus, attached as Exhibit 3 to this report.

         As of March 13, 1996, the approximate number of holders of limited partnership units was 778. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

                                  Form 10KSB-11

Distributions

         Set forth below is a schedule of distributions made to the limited partners in 1988, 1989, 1990, 1991,1992, 1993, and 1994. The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.


 ------------------------------------------------------------------------------
                           1995        1994        1993        1992       1991
 ------------------------------------------------------------------------------
 January                $57,000     $57,000     $57,000
 ------------------------------------------------------------------------------
 February
 ------------------------------------------------------------------------------
 March
 ------------------------------------------------------------------------------
 April                   57,000      57,000      57,000      57,000
 ------------------------------------------------------------------------------
 May
 ------------------------------------------------------------------------------
 June
 ------------------------------------------------------------------------------
 July                    57,000      57,000      57,000      57,000
 ------------------------------------------------------------------------------
 August
 ------------------------------------------------------------------------------
 September
 ------------------------------------------------------------------------------
 October                 57,000      57,000      57,000      57,000
 ------------------------------------------------------------------------------
 November
 ------------------------------------------------------------------------------
 December
 ------------------------------------------------------------------------------

 ------------------------------------------------------------------------------
 Total Distributions   $228,000    $228,000    $228,000    $171,000         $0
                       ========    ========    ========    ========         ==
 ------------------------------------------------------------------------------



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         As of March 12, 1991, the partnership had acquired six properties, the Cressey, Robertson, Hooker, Clausen, Sierra II, and Famoso Ranches. It is anticipated that purchase of the Famoso ranch will be the last property acquired by the partnership.

         In order to maintain sufficient reserves to meet the operating needs of the partnership, the partnership obtained a mortgage on the Hooker Ranch in 1990. The mortgage note is payable in semi-annual payments of $12,000, with the final balloon payment of $240,000 due in 2005. Interest on the note accrues initially at the rate of 9.65% and is subject to periodic adjustment.

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 1995 crop and has secured sufficient additional crop financing necessary to sustain production of the 1996 crop. The portion of the additional financing expected for the 1996 crop will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 1996.

                                  Form 10KSB-12

No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. The General Partner believes that there are currently sufficient reserves to increase distributions in 1996 to a rate of 6% per annum return to the limited partners.


Results of Operations

         Combined harvest from the partnerships properties yielded 396,738 pounds of almonds in 1995 and 1,319,788 pounds of almonds in 1994. These yields represent average pounds produced per acre of 652 in 1995 and 2,168 in 1994. The decrease in production in 1995 was industry wide and due to bad weather during the bloom period in March. The determination of the final settlement price for the 1995 almonds will not be determined until the fall of 1996 and is subject to variation based upon market conditions. The 1995 crop price estimate is $2.30 per pound compared to $1.37 per pound in 1994. The partnership insures the almond yield from its orchards each year. Because of the very low yields in 1995, the partnership received insurance payments for low yields in the aggregate amount of $401,770. Based on available information at this time, the General Partner feel confident that the expected final sales price of $2.30 per pound will be achieved.

         The General Partner believe that in the long term, almond prices will stabilize above $1.00 per pound as the world demand for almonds increases while overall yields across the industry decrease. Such decreases in overall yields are expected due to the uncertainties regarding water availability and the fact that the decline in new almond plantings will continue consistent with market trends. The General Partners estimate that their orchards have adequate water supplies to promote optimal growth and yields for the future.

         Farming costs for the partnership on a per acre basis were $1,303 in 1995and , $1,370 in 1994. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services and other professional fees. Such amounts were $140,484 in 1995 and $123,586 in 1994. The General Partner anticipate similar levels of general and administrative costs in the future.

                                  Form 10KSB-13

Item 7.  Financial Statements and Supplementary Data



                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT

                                       and
                              FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

                                  Form 10KSB-14

                                    CONTENTS
                                    --------

                                                                      FORM 10KSB
                                                                      ----------

INDEPENDENT AUDITOR'S REPORT                                                F- 3


FINANCIAL STATEMENTS
  Balance sheets                                                            F- 4
  Statements of income                                                      F- 5
  Statements of partners' equity                                            F- 6
  Statements of cash flows                                                  F- 7
  Notes to financial statements                                       F-8 - F-11

                                     ------

MOSS ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 1995 and 1994, and the statements of income, partners' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



Santa Rosa, California
January 16, 1996




























A member of
Moores
Rowland
INTERNATIONAL

An association of independent
accounting firms throughout the world.


                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                                           December 31,
                                                                                                 --------------------------
                                                                                                     1995         1994
                                                                                                 -----------  -------------

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                                           $1,069,483   $  698,924
   Accounts receivable                                                                               456,249      969,511
   Investment                                                                                        496,816         --
   Deferred crop costs                                                                               185,345      179,667
   Advances for farm costs                                                                              --         32,339
   Deposits and prepaid expenses                                                                       8,672        3,098
                                                                                                  ----------   ----------

         Total current assets                                                                      2,216,565    1,883,539
                                                                                                  ----------   ----------


PROPERTY AND EQUIPMENT
   Land                                                                                            1,100,814    1,100,814
   Orchards                                                                                        2,216,716    2,216,716
   Equipment                                                                                       1,158,857    1,158,857
   Buildings                                                                                         130,601      130,601
                                                                                                  ----------   ----------

                                                                                                   4,606,988    4,606,988
   Less accumulated depreciation                                                                   1,900,324    1,620,112
                                                                                                  ----------   ----------

                                                                                                   2,706,664    2,986,876

         Total assets                                                                             $4,923,229   $4,870,415
                                                                                                  ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued
      liabilities                                                                                 $   59,879   $   18,035
   Payables to general partner and
      related parties                                                                                 97,691       78,985
   Current portion of long-term debt                                                                  24,000       24,000
                                                                                                  ----------   ----------

         Total current liabilities                                                                   181,570      121,020

LONG-TERM DEBT, less current portion                                                                 432,000      456,000

PARTNERS' EQUITY                                                                                   4,309,659    4,293,395
                                                                                                  ----------   ----------

         Total liabilities and partners' equity                                                   $4,923,229   $4,870,415
                                                                                                  ==========   ==========


                     The accompanying notes are an integral
                       part of these financial statements.


                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME



                                                                                       Year ended
                                                                                      December 31,
                                                                                ------------------------
                                                                                    1995        1994
                                                                                ----------   -----------

REVENUES
   Crops                                                                        $1,539,265   $1,628,316
   Interest and other                                                               51,712       18,334
                                                                                ----------   ----------

                                                                                 1,590,977    1,646,650

EXPENSES
   (Includes amounts to general partners and related
   parties of $254,658 and $226,591, for the years
   ended December 31, 1995 and 1994, respectively)
      Operating                                                                    880,276      833,823
      Depreciation                                                                 280,212      280,212
      General and administrative                                                   140,484      123,586
      Interest                                                                      45,741       52,290
                                                                                ----------   ----------

                                                                                 1,346,713    1,289,911
                                                                                ----------   ----------

NET INCOME                                                                      $  244,264   $  356,739
                                                                                ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                                         $    20.22   $    29.53
                                                                                ==========   ==========

                     The accompanying notes are an integral
                       part of these financial statements.


                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                     Years Ended December 31, 1995 and 1994


                                                                Limited
                                                              Partnership         Limited           General
                                                                 Units            Partners         Partners          Total
                                                              -----------        ----------        --------        ----------


Balance, December 31, 1993                                       12,079          $4,172,710        $(8,054)        $4,164,656

Cash distributions                                                 -               (228,000)          -              (228,000)

Net income                                                         -                353,172          3,567            356,739
                                                                 ------          ----------        -------         ----------

Balance, December 31, 1994                                       12,079           4,297,882         (4,487)         4,293,395

Cash distributions                                                 -               (228,000)           -             (228,000)

Net income                                                         -                241,821          2,443            244,264
                                                                 ------          ----------        -------         ----------

Balance, December 31, 1995                                       12,079          $4,311,703        $(2,044)        $4,309,659
                                                                 ======          ==========        =======         ==========

                     The accompanying notes are an integral
                       part of these financial statements.


                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                      ------------------------------
                                                                           1995              1994
                                                                      -----------         ----------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $  244,264         $ 356,739
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation                                                     280,212           280,212

   Changes in:
      Accounts receivable                                                 513,262           (10,693)
      Deferred crop costs                                                  (5,678)          (17,826)
      Advances for farm costs                                              32,339             9,329
      Interest receivable                                                 (27,248)             -
      Deposits and prepaid expenses                                        (5,574)            2,742
      Accounts payable and accrued liabilities                             41,844            (6,956)
      Payable to general partner and related parties                       18,706            30,872
                                                                       ----------         ---------

            Net cash provided by operating activities                   1,092,127           644,419
                                                                       ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment acquisitions                                                    -              (21,779)
   Investment acquired                                                   (469,568)             -
                                                                       ----------         ----------

            Net cash used by investing activities                        (469,568)          (21,779)
                                                                       ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                             (228,000)         (228,000)
   Payments on long-term debt                                             (24,000)          (24,000)
                                                                       ----------         ---------

            Net cash used by financing activities                        (252,000)         (252,000)
                                                                       ----------         ---------

INCREASE IN CASH                                                          370,559           370,640

CASH, BEGINNING OF YEAR                                                   698,924           328,284
                                                                       ----------         ---------

CASH, END OF YEAR                                                      $1,069,483         $ 698,924
                                                                       ==========         =========

Supplemental cash flow information includes the following:

      Cash paid during the year for:
         Interest                                                      $   45,741         $  52,290


                     The accompanying notes are an integral
                       part of these financial statements.

                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         (a) Nature of business - California Almond Investors I (A California Limited Partnership) (the Partnership) owns income-producing almond orchards in California. Vintech Almond Advisers, Inc., and Donald D. Bade are the general partners, with Donald Bade the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly owned by Donald Bade.

         (b) Revenue recognition - The Partnership's revenue includes proceeds from crop insurance which pays if the almond crop yields less than the insured amount. During 1995, the Company recognized $401,800 of revenue from crop insurance. Revenues for 1994 do not include any insurance proceeds.

         (c) Property and equipment - Property and equipment are stated at cost, including acquisition fees and other closing costs, and are depreciated using the straight-line method over estimated useful lives of 12 years for orchards and equipment and 27.5 years for buildings.

         (d) Deferred crop costs - Costs incurred subsequent to harvest are generally related to the following year's growing crop and are deferred until that crop is harvested and sold.

         (e) Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding.
Distributions per partnership unit are $18.88 for each of the years ended December 31, 1995 and 1994.

         (f) Allocation of net income per limited partnership unit - Net income is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 1995 and 1994.

         (g) Income taxes - Net income or loss is allocated to the partners as specified in the Partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

         (h) Concentrations of credit risk - Certain financial instruments--primarily cash and accounts receivable--potentially subject the Partnership to concentrations of credit risk. The Partnership deposits excess cash into a bank money-market account, the balance of which, at any point in time, may exceed FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The
Partnership's management does not believe significant credit risk exists at December 31, 1995.

         (i) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE (Continued)

         (j) Fair value of financial  instruments  - The  following  methods and
assumptions   were  used  by  the  Partnership  in  estimating  its  fair  value disclosures for financial instruments:

             Cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

             Long-term debt: Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt approximates cost.


NOTE 2 - INVESTMENT

         The held-to-maturity investment consists of a U. S. Treasury Bill with an original maturity of approximately one year. The investment, which matures on February 8, 1996, is stated at amortized cost which includes accrued interest of $27,248 and approximates fair value.

NOTE 3 - TRANSACTIONS WITH GENERAL PARTNERS AND RELATED PARTIES

         In 1991,  the  Partnership  entered into  agreements  with  Charterhill
Pacific--a California Corporation controlled by David A. Bade, a related party--to manage all Partnership operations and supervise and manage farming operations of the orchards. Charterhill Pacific is paid approximately $6,575 per month under the Partnership Management Agreement and $101 per acre per year under the Farm Management Agreement. The per-acre fees are adjusted annually for increases in the Consumer Price Index, as defined in the agreements. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined. Under the Partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions. In 1995 and 1994, management fees paid to the managing general partner under the agreement were $12,000 per year. Amounts paid or accrued to Charterhill Pacific in 1995 and 1994 and to the general partners were as follows:

                                                                  Year Ended
                                                                 December 31,
                                                             -------------------
                                                               1995       1994
                                                             --------   --------
        Charterhill Pacific:
          Partnership Management Agreement                   $ 83,764   $ 76,848
          Farm Management Agreement                           158,894    137,743
        General Partners                                       12,000     12,000
                                                             --------   --------

          Total                                              $254,658   $226,591
                                                             ========   ========

                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 4 - LONG-TERM DEBT

                                                                              December 31,
                                                                        -----------------------
                                                                          1995           1994
                                                                        --------       --------

        Mortgage note, with interest at 9.65% subject to
          adjustment in January 2000, semi-annual principal
          repayments of $12,000, due January 1 and July 1,
          with a balloon payment in January 2005; secured
          by a deed of trust on an almond orchard and
          associated equipment with a net book value at
          December 31, 1995 and 1994, f approximately
          $990,000 and $1,100,000, respectively                         $456,000       $480,000

        Less current maturities                                           24,000         24,000
                                                                        --------       --------

                                                                        $432,000       $456,000
                                                                        ========       ========


        Principal maturities for succeeding years are as follows:

        Year Ending December 31,
        ------------------------

                             1996                                       $ 24,000
                             1997                                         24,000
                             1998                                         24,000
                             1999                                         24,000
                             2000                                         24,000
                          Thereafter                                     336,000
                                                                        --------
                                                                        $456,000
                                                                        ========


NOTE 5 - PARTNERS' EQUITY

         The Partnership agreement entitles limited partners to a 12% per year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority return has not been fully paid as of December 31, 1995. Cash distributions are determined by the general partners based on the Partnership's working capital needs. Distributions totaled $228,000 for each of the years ended December 31, 1995 and 1994.

         In general, income is allocated in proportion to cash contributions, until cumulative income allocations equal cumulative cash distributions; then 1% is allocated to general partners and 99% to limited partners. Losses are generally allocated 1% to general partners and 99% to limited partners.

                          CALIFORNIA ALMOND INVESTORS I
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:
                                                               December 31,
                                                         -----------------------
                                                            1995         1994
                                                         ----------   ----------

Net income - financial statements                        $  244,264   $  356,739

Differences resulting from:
   Depreciation and amortization                             55,358       51,546
                                                         ----------   ----------

Net income - income tax method                           $  299,622   $  408,285
                                                         ==========   ==========

Taxable income per limited
   partnership unit                                      $    24.81   $    33.80
                                                         ==========   ==========

Partners' equity - financial statements                  $4,309,659   $4,293,395

Differences resulting from:
   Depreciation and amortization                            364,646      309,288
   Sales commissions                                        513,358      513,358
   Syndication costs                                        332,172      332,172
                                                         ----------   ----------

Partners' equity - income tax method                     $5,519,835   $5,448,213
                                                         ==========   ==========

Item  8. Changes  in  and   Disagreements  with  Accountants  on Accounting  and
         Financial Disclosures.

         None

PART III

Item  9. Directors,  Executive Officers,  Promoters,  and Control Persons of the
         Registrant: Compliance with Section 16a of the Exchange Act.

         The managing general partner of the partnership is Vintech Almond Advisers, Inc. The managing general partner makes investment decisions and otherwise has sole responsibility for managing the business affairs of the partnership.

         Vintech Almond Advisers, Inc. is a California corporation which was formed, in November 1986, for the purpose of acting as managing general partner. Its sole shareholder is Donald D. Bade.

KEY MANAGEMENT AND ADMINISTRATIVE PERSONNEL

         The key management personnel of Vintech Almond Advisors and Charterhill Pacific, the management company, have many years of proven experience in all phases of the agricultural business and real estate investments including day-to-day administration, management, farming, and marketing. A brief synopsis of the background of some of the key management personnel is listed below:

Donald D. Bade

         Mr. Bade, age 59, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 33, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

                                 Form 10KSB-15

Item 10. Executive Compensation.

         The partnership does not pay or employ directly any directors or officers. Compensation to the directors and officers of Vintech Almond Advisors, Inc., is based on Vintech Almond Advisors income from all activities rather than from the results of the partnership in particular.

         The partnership has not established any plans pursuant to which cash or non-cash compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the partnership issued or established any options or rights relating to the acquisition of its securities or any plans therefore. However, companies related to the general partner have received and are expected to receive certain allocations, distributions, and other amounts pursuant to the partnership's limited partnership agreement and the management agreement between the partnership and Charterhill Pacific, Inc. (See Note 2 to the financial statements.)


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         There is no person known to the partnership who owns beneficially or of record more than 5% of the voting securities of the partnership. The partnership's general partner owns no voting securities of the partnership.
However, the general partner has discretionary control over most of the decisions made by or for the partnership pursuant to the terms of the partnership's limited partnership agreement. The partnership has no directors or officers. The executive officers of the general partner of the partnership, as a group, own less than 1% of the partnership's voting securities.

         Charterhill Pacific, Inc. has contracted to manage the administration of the partnership and the farming operations. of the partnership ( See Footnote 2 to the financial statements.)

         There are no arrangements known to the partnership, the operations of which may, at a subsequent date, result in a change in control of the partnership.


Item 12. Certain Relationships and Related Transactions.

         The partnership pays or has paid certain fees to related  parties.  See
Note 2 of the financial statements.

                                 Form 10KSB-16




PART IV

Item 13. Exhibits  and Reports on Form 8-K.

(a).     Exhibits

         3.*           Partnership agreement included in the Prospectus (Exhibit 28.1)

         10.1*         Farm Management  Agreement  incorporated by reference to Exhibit 10.1 to the Registration  Statement,  filed
                       November 17, 1986

         10.2*         Amendments to the Farm Management Agreement

         10.3*         Property purchase  agreement for Cressey Ranch,  incorporated by reference to Exhibit 10.1 to post-effective amendment Number 3, filed May 25, 1988 (File 33-10196)

         10.4*         Property   purchase   agreement  for  Robertson  Ranch,   incorporated  by  reference  to  Exhibit  10.1  to
                       post-effective amendment Number 4, filed August 15, 1988 (File 33-10196)

         10.5*         Property  purchase  agreement for Hooker Ranch,  incorporated by reference to Exhibit 10.1 to post-effective amendment Number 5, filed February 9, 1989

         10.6*         Property  purchase  agreement for Clausen Ranch,  incorporated  by reference to Exhibit 10.1 (Form 8-K filed
                       May 4, 1989)

         28.1*         Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.2*         Supplement Number 1 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.3*         Supplement Number 2 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.4*         Supplement Number 3 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.5*         Supplement Number 4 to the Prospectus pursuant to Rule 424(b) of the Securities Act of 1933


* Previously Filed


(b).     Reports On Form-8K

         None


                                 Form 10KSB-17

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership

By:      Vintech Almond Advisers Inc.
         Its Managing General Partner



By:                                                               March 15, 1996
        ------------------------------------------                --------------
Donald D. Bade, President                                         Date






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


-------------------   Director, Vintech Almond Advisers, Inc.    March 15, 1996
Donald D. Bade        Principal Executive Officer                --------------
                      Principal Financial Officer                Date
                      Principal Accounting Officer of
                          the Registrant and
                          Vintech Almond Advisers, Inc.