Form 10QSB
period 1996-03-31
CALIFORNIA ALMOND INVESTORS I
filed 1996-05-15
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  March 31, 1996             Commission File Number: 33-10196
                    --------------                                     --------


             (Exact name of registrant as specified in its charter)


                          California Almond Investors I
                        --------------------------------
                        A California Limited Partnership





California                                                            94-3021790
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

2245 Challenger Way, Suite 100, Santa Rosa, CA 95407
- --------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

(707) 579-3742
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 March 31, 1996

                                     ASSETS
CURRENT ASSETS
     Cash                                                                402,561
     Investments, short term                                           1,000,000
     Accounts Receivable, no allowance deemed necessary                  343,078
     Deferred crop costs                                                 185,345
     Advances for farm costs                                             142,587
     Deposits and other prepaids                                               0
                                                                       ---------
         Total Current Assets                                          2,073,571

PROPERTY AND EQUIPMENT
     Land                                                              1,100,814
     Orchards                                                          2,216,717
     Equipment                                                         1,158,856
     Buildings                                                           130,601
                                                                       ---------
                                                                       4,606,988
Less accumulated depreciation                                          1,970,377
                                                                       ---------
                                                                       2,636,611

                                                                       4,710,182
                                                                       =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             30,021
     Payables to general partner and related parties                           0
     Current portion of long-term debt                                    24,000
                                                                       ---------
          Total Current Liabilities                                       54,021

LONG-TERM DEBT, less current portion                                     432,000

PARTNERS' EQUITY                                                       4,224,161

                                                                       4,710,182
                                                                       =========

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources


     The Partnership liquidity continues to improve. Distributions to Limited Partners have increased to $90,000.00 per quarter. This rate of distributions is planned to continue as reserves increase. There is no current intention to increase the distributions until the Partnership has paid all of its outstanding debts.

Results of Operations


     The Partnership continued to operate at a break-even rate in the third quarter 1996. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

     Because of the bad weather and heavy rains this year, the 1996 is expected to be slightly larger than the 1995 crop but still below average.

                                     PART II


Item No.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:  /s/ Donald D. Bade
            ------------------------
                  Donald D. Bade
                  President