Form 10QSB
period 1996-06-30
CALIFORNIA ALMOND INVESTORS I
filed 1996-08-13
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  June, 1996                  Commission File Number: 33-10196
                    ----------                                          --------


             (Exact name of registrant as specified in its charter)



                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership










          California                                       94-3021790
- --------------------------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization

2245 Challenger Way, Suite 100, Santa Rosa, CA    95407
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



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  June 30, 1996

                                     ASSETS
CURRENT ASSETS
     Cash                                                             154,513
     Investments, short term                                        1,015,870
     Accounts Receivable, no allowance deemed necessary               465,825
     Deferred crop costs                                              185,345
     Advances for farm costs                                          290,294
     Deposits and other prepaids                                            0
                                                                    ---------
         Total Current Assets                                       2,111,847

PROPERTY AND EQUIPMENT
     Land                                                           1,100,814
     Orchards                                                       2,216,717
     Equipment                                                      1,158,856
     Buildings                                                        130,601

                                                                    4,606,988
Less accumulated depreciation                                       2,040,430
                                                                    ---------
                                                                    2,566,558

                                                                    4,678,405
                                                                    =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                          10,244
     Payables to general partner and related parties                        0
     Current portion of long-term debt                                 24,000
                                                                    ---------
          Total Current Liabilities                                    34,244

LONG-TERM DEBT, less current portion                                  420,000

PARTNERS' EQUITY                                                    4,224,161

                                                                    4,678,405
                                                                    =========

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

Results of Operations


     The Partnership continued to operate at a break-even rate in the second quarter 1996. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

     Because of the bad weather and heavy rains this year, the 1996 crop is expected to be slightly larger than the 1995 crop but still below average.

                                     PART II


Item No.
- --------

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
             -----------------------------------------
                  Donald D. Bade
                  President