Form 10QSB
period 1996-09-30
CALIFORNIA ALMOND INVESTORS I
filed 1996-11-13
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1954

For Quarter Ended:  September, 1996             Commission File Number: 33-10196
                    ---------------                                     --------


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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               September 30, 1996

                                     ASSETS
CURRENT ASSETS
     Cash                                                                283,169
     Investments, short term                                           1,023,108
     Accounts Receivable, no allowance deemed necessary                1,053,573
     Deferred crop costs                                                 185,345
     Advances for farm costs                                              40,431
     Deposits and other prepaids
                                                                       ---------
         Total Current Assets                                          2,585,626

PROPERTY AND EQUIPMENT
     Land                                                              1,100,814
     Orchards                                                          2,216,717
     Equipment                                                         1,158,856
     Buildings                                                           130,601

                                                                       4,606,988
Less accumulated depreciation                                          -2,110483
                                                                       ---------
                                                                       2,496,505

                                                                       5,082,131
                                                                       =========

              LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             20,874
     Payables to general partner and related parties                           0
     Current portion of long-term debt                                    24,000
                                                                       ---------
          Total Current Liabilities                                       44,874

LONG-TERM DEBT, less current portion                                     420,000

PARTNERS' EQUITY                                                       4,617,257

                                                                       5,082,131
                                                                       =========

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources


     The Partnership liquidity and operating reserves continue to improve. Distributions to Limited Partners were increased to $90,000.00 per quarter in 1996. Distributions to Limited Partners will again be increased in 1997 to $120,000 per quarter.


Results of Operations


In 1996 the Partnership harvested approximately 820,000 pounds of almonds. This is an average of 1,352 pounds per acre. The projected price for the 1996 crop is $2.00 per pound. In 1995 the Partnership harvested only 396,738 pounds of almonds for an average per acre of 654 pounds per acre.

Total revenue for 1996 is currently expected to be in excess of $1,700,000, exceeding the previous high of $1,676,439 in 1993.

                                     PART II


Item No.
--------

       1. Material developments in connection with legal proceeding - not applicable

       2. Material modification of rights of registrant's securities - no applicable

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:   /s/ David A Bade
               ----------------------------------
               David A Bade
               President