Form 10KSB
period 1996-12-31
CALIFORNIA ALMOND INVESTORS I
filed 1997-03-17
CIK 806179

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File Number 33-10196

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $1,762,070.

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format; Yes     No  X
                                                   ---    ---
================================================================================

                                                                   Page 1 or 224

                                  Form 10KSB-1

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

                                                    Gross Almond        Pounds
                                     Producing      Production          Produced
                     Year              Acres        (in Pounds)         Per Acre
                     ----            ---------      -----------         --------

                     1985              103.0          222,400              2,159
                     1986              140.0           61,700                440
                     1987              140.0          276,200              1,973
                     1988              140.0          166,183              1,187
                     1989              140.0          303,360              2,167
                     1990              140.0          358,325              2,559
                     1991              140.0          199,960              1,428
                     1992              140.0          237,242              1,694
                     1993              140.0          203,820              1,484
                     1994              140.0          270,819              1,934
                     1995              140.0           94,025                672
                     1996              140.0          173,281              1,238

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

                                                Gross Almond        Pounds
                                 Producing      Production          Produced
                  Year             Acres        (in Pounds)         Per Acre
                  ----           ---------      -----------         --------

                  1985              33.5          22,514               672
                  1986              33.5          13,494               403
                  1987              33.5          49,336             1,473
                  1988              33.5          50,285             1,501
                  1989              33.5          45,789             1,367
                  1990              33.5          76,083             2,271
                  1991              33.5          58,690             1,752
                  1992              33.5          31,376               937
                  1993              33.5          64,435             1,929
                  1994              33.5          94,324             2,816
                  1995              33.5          22,151               661
                  1996              33.5          43,751             1,306

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

                                                    Gross Almond        Pounds
                                    Producing       Production          Produced
                    Year              Acres         (in Pounds)         Per Acre
                    ----            ---------       -----------         --------

                     1985              233.0          233,075              1,000
                     1986              233.0          114,429                492
                     1987              233.0          492,372              2,117
                     1988              233.0          116,638                501
                     1989              233.0          534,393              2,294
                     1990              233.0          511,185              2,193
                     1991              233.0          442,028              1,897
                     1992              233.0          515,471              2,212
                     1993              233.0          372,591              1,585
                     1994              233.0          680,511              2,920
                     1995              233.0          151,402                650
                     1996              233.0          415,681              1,784

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

                                                     Gross Almond       Pounds
                                    Producing        Production         Produced
                     Year             Acres          (in Pounds)        Per Acre
                     ----           ---------        -----------        --------

                      1985              83.0           99,600              1,200
                      1986              83.0            8,311                100
                      1987              83.0          130,452              1,572
                      1988              83.0          137,863              1,661
                      1989              83.0          112,137              1,351
                      1990              83.0          135,035              1,627
                      1991              83.0           59,845                721
                      1992              83.0           90,412              1,089
                      1993              83.0           52,789                650
                      1994              83.0           78,773                949
                      1995              83.0           41,165                496
                      1996              83.0           52,523                632

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

                                                       Gross Almond     Pounds
                                       Producing       Production       Produced
                        Year             Acres         (in Pounds)      Per Acre
                        ----           ---------       -----------      --------

                        1987              41.4          60,071             1,451
                        1988              41.4          81,682             1,973
                        1989              41.4          61,396             1,483
                        1990              41.4          74,086             1,790
                        1991              41.4          53,568             1,294
                        1992              41.4          71,696             1,731
                        1993              41.4          42,317             1,022
                        1994              41.4          45,045             1,088
                        1995              41.4          22,252               537
                        1996              41.4          36,451               880

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

                                                      Gross Almond      Pounds
                                      Producing       Production        Produced
                      Year              Acres         (in Pounds)       Per Acre
                      ----            ---------       -----------       --------
                      1986              78.0           79,483              1,019
                      1987              78.0           92,045              1,180
                      1988              78.0          160,835              2,062
                      1989              78.0          218,022              2,795
                      1990              78.0          151,819              1,946
                      1991              78.0           93,846              1,203
                      1992              78.0           70,507                904
                      1993              78.0           65,507                840
                      1994              78.0          150,316              1,927
                      1995              78.0           65,743                843
                      1996              78.0           93,524              1,199

                                 Form 10KSB-10

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.


Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were $104 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific has been extended through December 31, 2000. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

Item 3.  Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

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

         As of March 13, 1997, the approximate number of holders of limited partnership units was 782. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

                                 Form 10KSB-11

Distributions

         Set forth below is a schedule of distributions made to the limited partners in 1991, 1992, 1993, 1994, 1995, and 1996. The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.

      -----------------------------------------------------------------------------------------------
                                   1996        1995        1994        1993         1992        1991
      -----------------------------------------------------------------------------------------------
      January                   $85,500     $57,000     $57,000     $57,000
      -----------------------------------------------------------------------------------------------
      February
      -----------------------------------------------------------------------------------------------
      March
      -----------------------------------------------------------------------------------------------
      April                      85,500      57,000      57,000      57,000       57,000
      -----------------------------------------------------------------------------------------------
      May
      -----------------------------------------------------------------------------------------------
      June
      -----------------------------------------------------------------------------------------------
      July                       85,500      57,000      57,000      57,000       57,000
      -----------------------------------------------------------------------------------------------
      August
      -----------------------------------------------------------------------------------------------
      September
      -----------------------------------------------------------------------------------------------
      October                    85,500      57,000      57,000      57,000       57,000
      -----------------------------------------------------------------------------------------------
      November
      -----------------------------------------------------------------------------------------------
      December
      -----------------------------------------------------------------------------------------------
      -----------------------------------------------------------------------------------------------
      Total Distributions      $342,000    $228,000    $228,000    $228,000     $171,000          $0
                               ========    ========    ========    ========     ========          ==

      -----------------------------------------------------------------------------------------------



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

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 1996 crop and has secured sufficient additional crop financing necessary to sustain production of the 1997 crop. The portion of the additional financing expected for the 1997 crop will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 1997.

                                 Form 10KSB-12

No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. In 1996 the distributions were increased to 6% per annum. The General Partner believes that there are currently sufficient reserves to increase distributions in 1997 to a rate of 8% per annum return to the limited partners.


Results of Operations

         Combined harvest from the partnerships properties yielded 815,211 pounds of almonds in 1996 and 396,738 pounds of almonds in 1995. These yields represent average pounds produced per acre of 1,345 in 1996 and 652 in 1995. The increase in production in 1996 was industry wide and due to improved weather during the bloom period in March. The determination of the final settlement price for the 1996 almonds will not be determined until the fall of 1997 and is subject to variation based upon market conditions. The 1996 crop price estimate is $2.00 per pound compared to $2.41 per pound in 1995. Based on available information at this time, the General Partner feels confident that the expected final sales price of $2.00 per pound will be achieved.

         The General Partner believes that in the long term, almond prices will stabilize above $1.25 per pound as the world demand for almonds increases while overall yields across the industry decrease. Such decreases in overall yields are expected due to the uncertainties regarding water availability and the fact that the decline in new almond plantings will continue consistent with market trends. The General Partners estimate that their orchards have adequate water supplies to promote optimal growth and yields for the future.

         Farming costs for the partnership on a per acre basis were $1,349 in 1996 and , $1,237 in 1995. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services and other professional fees. Such amounts were $148,200 in 1996 and $140,500 in 1995. The General Partner anticipate similar levels of general and administrative costs in the future.

                                 Form 10KSB-13

Item 7.  Financial Statements and Supplementary Data


                                                              CONTENTS


                                                                                                                     PAGE
INDEPENDENT AUDITOR'S REPORT..........................................................................................F-1


FINANCIAL STATEMENTS

     Balance sheets...................................................................................................F-2

     Statements of income.............................................................................................F-4

     Statements of partners' equity...................................................................................F-5

     Statements of cash flows.........................................................................................F-6

     Notes to financial statements....................................................................................F-8


INDEPENDENT AUDITOR'S REPORT



To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 1996 and 1995, and the statements of income, partners' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                                              /s/ Moss Adams LLP
Santa Rosa, California
February 11, 1997

                                                                        Page F-1

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                 BALANCE SHEETS
--------------------------------------------------------------------------------

December 31,                                            1996               1995
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
    Cash                                             $1,386,600       $1,069,500
    Accounts receivable                                 844,800          456,200
    Investment                                             --            496,800
    Deferred crop costs                                 204,000          185,300
    Advances for farm costs                                 100             --
    Deposits and prepaid expenses                          --              8,800
                                                     ----------       ----------

       Total current assets                           2,435,500        2,216,600
                                                     ----------       ----------

PROPERTY AND EQUIPMENT
    Land                                              1,100,800        1,100,800
    Orchards                                          2,216,700        2,216,700
    Equipment                                         1,158,900        1,158,900
    Buildings                                           130,600          130,600
                                                     ----------       ----------

                                                      4,607,000        4,607,000
    Less accumulated depreciation                     2,180,500        1,900,300
                                                     ----------       ----------

                                                      2,426,500        2,706,700
                                                     ----------       ----------

       Total assets                                  $4,862,000       $4,923,300
                                                     ==========       ==========

The accompanying notes are an integral part of these financial statements.
                                                                        Page F-2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                      BALANCE SHEETS (CONTINUED)
--------------------------------------------------------------------------------

December 31,                                                1996           1995
--------------------------------------------------------------------------------


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities            $   23,000   $   59,900
     Payables to general partner and related parties         37,300       97,700
     Current portion of long-term debt                       24,000       24,000
                                                         ----------   ----------

             Total current liabilities                       84,300      181,600

LONG-TERM DEBT, less current portion                        408,000      432,000

PARTNERS' EQUITY                                          4,369,700    4,309,700
                                                         ----------   ----------

     Total liabilities and partners' equity              $4,862,000   $4,923,300
                                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.
                                                                        Page F-3

                                                                                        CALIFORNIA ALMOND INVESTORS I
                                                                                   (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                 STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                                    1996              1995
---------------------------------------------------------------------------------------------------------------------

REVENUES
     Crops                                                                               $1,703,200        $1,539,300
     Interest and other                                                                      58,800            51,700
                                                                                         ----------        ----------

                                                                                          1,762,000         1,591,000
                                                                                         ----------        ----------

EXPENSES
     (Includes  amounts to general  partners and related parties of $229,900 and
     $254,600, for the years ended December 31, 1996 and 1995, respectively)
         Operating                                                                          888,200           880,300
         Depreciation                                                                       280,200           280,200
         General and administrative                                                         148,200           140,500
         Interest                                                                            43,400            45,700
                                                                                         ----------        ----------

                                                                                          1,360,000         1,346,700
                                                                                         ----------        ----------

NET INCOME                                                                               $  402,000        $  244,300
                                                                                         ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                                                  $    33.28        $    20.22
                                                                                         ==========        ==========

The accompanying notes are an integral part of these financial statements.
                                                                                                             Page F-4



                                                                                  CALIFORNIA ALMOND INVESTORS I
                                                                             (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                 STATEMENTS OF PARTNERS' EQUITY
---------------------------------------------------------------------------------------------------------------
                                      Limited
                                    Partnership           Limited              General
                                       Units              Partners             Partners             Total
                                 -----------------    -----------------    -----------------  -----------------

Balance, December 31, 1994             12,079          $ 4,297,900           $    (4,500)          $ 4,293,400

Cash distributions                       --               (228,000)                 --                (228,000)

Net income                               --                241,800                 2,500               244,300
                                  -----------          -----------           -----------           -----------

Balance, December 31, 1995             12,079            4,311,700                (2,000)            4,309,700

Cash Distributions                       --               (342,000)                 --                (342,000)

Net income                               --                398,000                 4,000               402,000
                                  -----------          -----------           -----------           -----------

Balance, December 31, 1996             12,079          $ 4,367,700           $     2,000           $ 4,369,700
                                  ===========          ===========           ===========           ===========


The accompanying notes are an integral part of these financial statements.
                                                                                                      Page F-5



                                                                                 CALIFORNIA ALMOND INVESTORS I
                                                                            (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                      STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                       1996                    1995
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $   402,000            $   244,300
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                     280,200                280,200
         Changes in:
             Accounts receivable                                              (388,600)               486,000
             Deferred crop costs                                               (18,700)                (5,700)
             Advances for farm costs                                              (100)                32,300
             Deposits and prepaid expenses                                       8,800                 (5,400)
             Accounts payable and accrued liabilities                          (36,900)                41,800
             Payable to general partner and related parties                    (60,400)                18,700
                                                                           -----------            -----------

                Net cash provided by operating activities                      186,300              1,092,200
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment maturity (acquired)                                            496,800               (469,600)
                                                                           -----------            -----------

                Net cash provided (used) by investing activities               496,800               (469,600)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions to partners                                                (342,000)              (228,000)
     Payments on long-term debt                                                (24,000)               (24,000)
                                                                           -----------            -----------

                Net cash used by financing activities                         (366,000)              (252,000)
                                                                           -----------            -----------

INCREASE IN CASH                                                               317,100                370,600

CASH, beginning of year                                                      1,069,500                698,900
                                                                           -----------            -----------

CASH, end of year                                                          $ 1,386,600            $ 1,069,500
                                                                           ===========            ===========
The accompanying notes are an integral part of these financial statements.
                                                                                                     Page F-6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

Years Ended December 31,                                       1996       1995
--------------------------------------------------------------------------------


SUPPLEMENTAL CASH-FLOW INFORMATION INCLUDES THE FOLLOWING:

Cash paid during the year for:
     Interest                                                  $43,400   $45,700

The accompanying notes are an integral part of these financial statements.
                                                                        Page F-7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      December 31, 1996 and 1995
--------------------------------------------------------------------------------


NOTE  1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Nature of business - California Almond Investors I (A California Limited Partnership) (the Partnership) owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., and Donald D. Bade are the general partners, with Donald Bade the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly owned by Donald Bade.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a twelve month period. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership's revenue includes proceeds from crop insurance which pays if the almond crop yields less than the insured amount. The Partnership recognized $10,900 and $401,800 of revenue from crop insurance for the years ended December 31, 1996 and 1995, respectively.

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

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. Distributions per partnership unit are $28.31 and $18.88 for the years ended December 31, 1996 and 1995, respectively.

Allocation of net income per limited partnership unit - Net income is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 1996 and 1995.

Income taxes - Net income or loss is allocated to the partners as specified in the Partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk - Certain financial instruments--primarily cash and accounts receivable--potentially subject the Partnership to concentrations of credit risk. The Partnership deposits excess cash into a bank money-market account, the balance of which, at any point in time, may exceed FDIC insurance limits, and a money fund account which invests primarily in U. S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 1996.

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Fair value of financial instruments - The Partnership measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Partnership's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of Partnership borrowings under the long-term debt agreement approximates fair value because current interest rates available to the Partnership for similar debt are approximately the same.

Reclassifications - Certain reclassifications have been made to the December 31, 1995, financial statements to conform to the current year's presentation.


NOTE  2 - INVESTMENT

The held-to-maturity investment consisted of a U. S. Treasury Bill with an original maturity of approximately one year. The investment, which matured on February 8, 1996, is stated at amortized cost which included accrued interest of $27,200 and approximated fair value.


NOTE  3 - TRANSACTIONS WITH GENERAL PARTNERS AND RELATED PARTIES

In 1991, the Partnership entered into agreements with Charterhill Pacific-- a California Corporation controlled by David A. Bade, a related party--to manage all Partnership operations and supervise and manage farming operations of the orchards. Under the Partnership Management Agreement, Charterhill Pacific is paid approximately $6,600 per month, adjusted annually for increases in the Consumer Price Index, plus expenses. The Partnership Management Agreement expired December 31, 1996, but is expected to be renewed during 1997. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $104 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the Partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions. Amounts paid or accrued to Charterhill Pacific and to the general partners in 1996 and 1995 were as follows:

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995
--------------------------------------------------------------------------------


NOTE  3 - TRANSACTIONS WITH GENERAL PARTNERS AND RELATED PARTIES (Continued)

                                                           1996           1995
                                                         --------       --------
Charterhill Pacific:
     Partnership Management Agreement                    $ 98,800       $ 70,200
     Farm Management Agreement                            113,100        172,400
General Partners                                           18,000         12,000
                                                         --------       --------

                                                         $229,900       $254,600
                                                         ========       ========


NOTE  4 - LONG-TERM DEBT

                                                                                     1996               1995
                                                                               -----------------    ----------------

Mortgage note,  with  interest at 9.65%  subject to  adjustment in January 2000, semi-annual principal repayments of $12,000, due January 1 and July 1, with a balloon payment in January 2005;  secured by a deed of trust on an almond orchard and associated equipment with a net book value at December 31, 1996
     and 1995, of approximately $888,000 and $992,000, respectively               $     432,000        $    456,000

Less current maturities                                                                  24,000              24,000
                                                                               -----------------    ----------------

                                                                                  $     408,000        $    432,000
                                                                               =================    ================


Principal maturities for succeeding years are as follows:

                  Year ending December 31,

                           1997                                $          24,000
                           1998                                           24,000
                           1999                                           24,000
                           2000                                           24,000
                           2001                                           24,000
                        Thereafter                                       312,000
                                                            --------------------

                                                                $        432,000
                                                            ====================

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995
--------------------------------------------------------------------------------


NOTE  5 - PARTNERS' EQUITY

The  Partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority return has not been fully paid as of December 31, 1996. Cash distributions are determined by the general partners based on the Partnership's working capital needs. Distributions totaled $342,000 and $228,000 for the years ended December 31, 1996 and 1995.

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


NOTE  6 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:

                                                          1996           1995
                                                       ----------     ----------
Net income - financial statements                      $  402,000     $  244,300

Differences resulting from:
     Depreciation and amortization                         55,400         55,400
                                                       ----------     ----------

Net income - income tax method                         $  457,400     $  299,700
                                                       ==========     ==========

Taxable income per limited partnership unit            $    37.87     $    24.81
                                                       ==========     ==========

Partners' equity - financial statements                $4,369,700     $4,309,700

Differences resulting from:
     Depreciation and amortization                        420,000        364,600
     Sales commissions                                    513,400        513,400
     Syndication costs                                    332,200        332,200
                                                       ----------     ----------

Partners' equity - income tax method                   $5,635,300     $5,519,900
                                                       ==========     ==========

                                 Form 10KSB-14

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

Donald D. Bade

         Mr. Bade, age 60, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 34, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

                                 Form 10KSB-15

Item 10. Executive Compensation.

         The partnership does not pay or employ directly any directors or officers. Compensation to the directors and officers of Vintech Almond Advisors, Inc., is based on Vintech Almond Advisors income from all activities rather than from the results of the partnership in particular.

         The partnership has not established any plans pursuant to which cash or non-cash compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the partnership issued or established any options or rights relating to the acquisition of its securities or any plans therefore. However, companies related to the general partner have received and are expected to receive certain allocations, distributions, and other amounts pursuant to the partnership's limited partnership agreement and the management agreement between the partnership and Charterhill Pacific, Inc. (See Note 3 to the financial statements.)


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

         Charterhill Pacific, Inc. has contracted to manage the administration of the partnership and the farming operations. of the partnership ( See Footnote 3 to the financial statements.)

         There are no arrangements known to the partnership, the operations of which may, at a subsequent date, result in a change in control of the partnership.


Item 12. Certain Relationships and Related Transactions.

         The partnership pays or has paid certain fees to related  parties.  See
Note 3 of the financial statements.

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

         28.2* Supplement Number 1 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.3* Supplement Number 2 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.4* Supplement Number 3 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.5* Supplement Number 4 to the Prospectus pursuant to Rule 424(b) of the Securities Act of 1933

* Previously Filed


(b).     Reports On Form-8K

         None

                                 Form 10KSB-17

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Company has decided to take advantage of the new "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report of Form 10-KSB includes forward looking statements concerning the Company. The forward looking statements are made pursuant to the Reform Act.

There are many factors that could cause the events in such forward looking statement to not occur, including but not limited to general or specific economic conditions, the ability and willingness of the Company's customer to purchase the Company's product, the perceived absolute or relative overall value of this product by the purchaser, including quality and price, the weather or affect of weather on the Company's orchards and their ability to produce product, the amount and rate of growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, the making or incurring or any expenditures, the affect of and changes in laws and regulations, other activities of government agencies and similar organizations.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership

By:      Vintech Almond Advisers Inc.
         Its Managing General Partner



By:                                                               March 15, 1997
        ---------------------------------------------             --------------
                 David A.  Bade, President                        Date






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

------------------                  Director, Vintech Almond Advisers, Inc.       March 15, 1997
David A. Bade                       Principal Executive Officer                   --------------
                                    Principal Financial Officer                   Date
                                    Principal Accounting Officer of
                                        the Registrant and
                                        Vintech Almond Advisers, Inc.

                                 Form 10KSB-18