Form 10QSB
period 1997-03-31
CALIFORNIA ALMOND INVESTORS I
filed 1997-05-14
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1954

For Quarter Ended:  March 31, 1997              Commission File Number: 33-10196
                    --------------                                      --------


             (Exact name of registrant as specified in its charter)



                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership



         California                                               94-3021790
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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



Item 1.  Financial Statements.


                  See following pages.





                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 March 31, 1997

                                     ASSETS
       CURRENT ASSETS
            Cash                                                                          244,441
            Investments, short term                                                     1,051,068
            Accounts Receivable, no allowance deemed necessary                            676,491
            Deferred crop costs                                                           204,018
            Advances for farm costs                                                       180,520
            Deposits and other prepaids                                                         0
                                                                                  ----------------
                Total Current Assets                                                    2,356,538

       PROPERTY AND EQUIPMENT
            Land                                                                        1,100,814
            Orchards                                                                    2,216,717
            Equipment                                                                   1,158,856
            Buildings                                                                     130,601
                                                                                  ----------------
                                                                                        4,606,988
       Less accumulated depreciation                                                    2,250,589
                                                                                  ----------------
                                                                                        2,356,399

                                                                                        4,712,937
                                                                                  ================

                                        LIABILITIES AND PARTNERS' EQUITY

       CURRENT LIABILITIES
            Accounts payable and accrued liabilities                                       25,231
            Payables to general partner and related parties                                     0
            Current portion of long-term debt                                              24,000
                                                                                  ----------------
                 Total Current Liabilities                                                 49,231

       LONG-TERM DEBT, less current portion                                               408,000

       PARTNERS' EQUITY                                                                 4,255,706

                                                                                        4,712,937
                                                                                  ================

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

                          PART I-FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Liquidity and Capital Resources


         The Partnership liquidity continues to improve. Distributions to Limited Partners have increased to $120,000.00 per quarter. This rate of distributions is planned to continue as reserves increase. There is no current intention to increase the distributions until the Partnership has paid all of its outstanding debts.

     Results of Operations


         The Partnership continued to operate at a break-even rate in the first quarter 1997. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

         Because of the good weather during the almond pollination in February and March, the 1997 crop is expected to be very large. It is to early to determine what effect, if any, that this may have on 1997 almond prices.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
                  --------------------------------
                  David Bade
                  President