Form 10QSB
period 1997-06-30
CALIFORNIA ALMOND INVESTORS I
filed 1997-08-13
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1954

For Quarter Ended:  June, 1997                  Commission File Number: 33-10196
                    ----------                                          --------


             (Exact name of registrant as specified in its charter)


                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership


California                                                   94-3021790
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              I.R.S. Employer
or organization                                          Identification No.)

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



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  June 30, 1997

                                     ASSETS
CURRENT ASSETS
     Cash                                                                266,789
     Investments, short term                                           1,063,594
     Accounts Receivable, no allowance deemed necessary                  508,374
     Deferred crop costs                                                 204,018
     Advances for farm costs                                             261,677
     Deposits and other prepaids                                               0
                                                                       ---------
         Total Current Assets                                          2,304,452

PROPERTY AND EQUIPMENT
     Land                                                              1,100,814
     Orchards                                                          2,216,717
     Equipment                                                         1,158,856
     Buildings                                                           130,601

                                                                       4,606,988
Less accumulated depreciation                                          2,320,642
                                                                       ---------
                                                                       2,286,346

                                                                       4,590,798
                                                                       =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             29,092
     Payables to general partner and related parties                           0
     Current portion of long-term debt                                    24,000
                                                                       ---------
          Total Current Liabilities                                       53,092

LONG-TERM DEBT, less current portion                                     396,000

PARTNERS' EQUITY                                                       4,141,706

                                                                       4,590,798
                                                                       =========


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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership liquidity is adequate and distributions to Limited Partners are currently $120,000.00 per quarter. This rate of distributions is planned to continue as reserves increase. There is no current intention to increase the distributions until the Partnership has paid all of its outstanding debts.

Results of Operations

     The Partnership continued to operate at a break-even rate in the second quarter 1997. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

The 1997 California almond crop is expected to be at a near record level. This will have an effect of the prices received for the Partnership almond crop, but it is too early to assess the effect.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By: /s/ David A. Bade
             ----------------------------------
             David A. Bade
             President