Form 10QSB
period 1997-09-30
CALIFORNIA ALMOND INVESTORS I
filed 1997-11-12
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1954

For Quarter Ended:  September, 1997            Commission File Number: 33-10196
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
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               September 30, 1997

                                     ASSETS

CURRENT ASSETS
     Cash                                                                441,565
     Investments, short term                                             875,620
     Accounts Receivable, no allowance deemed necessary                  145,318
     Deferred crop costs                                                 204,018
     Advances for farm costs                                             549,918
     Deposits and other prepaids                                               0
                                                                       ---------
         Total Current Assets                                          2,216,439

PROPERTY AND EQUIPMENT
     Land                                                              1,100,814
     Orchards                                                          2,216,717
     Equipment                                                         1,158,856
     Buildings                                                           130,601

                                                                       4,606,988
Less accumulated depreciation                                         -2,390,695
                                                                       ---------
                                                                       2,216,293

                                                                       4,432,732
                                                                       =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            -14,974
     Payables to general partner and related parties                           0
     Current portion of long-term debt                                    24,000
                                                                       ---------
          Total Current Liabilities                                        9,026

LONG-TERM DEBT, less current portion                                     396,000

PARTNERS' EQUITY                                                       4,027,706

                                                                       4,432,732
                                                                       =========

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

Results of Operations


     The Partnership continued to operate at a break-even rate in the third quarter 1997. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:  ________________________________________
              David A Bade
              President