Form 10KSB
period 1997-12-31
CALIFORNIA ALMOND INVESTORS I
filed 1998-03-31
CIK 806179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997      Commission File Number 33-10196

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year: $1,810,766.

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format: Yes _     No  X

================================================================================
                                                                   Page 1 or 224
                                                     Sequentially numbered pages

                                  Form 10KSB-1

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

         The United States' domestic supply of almonds is determined primarily by the number of planted acres in California. The world supply is determined for the most part by the combined production of California, Spain and Italy. Both domestic and world almond production are subject to substantial fluctuation from year-to-year and longer-term cycles. The demand for almonds is affected by the domestic market, export market , exchange rate, and marketing effort. These factors determine the price of California almonds and, thus, the price/value ratio of California almond orchards. The general partner believes that increased domestic consumption, expanding world markets, and diminishing supplies of almonds should result in rising almond prices, and, thus, a rise in the value of almond orchards over the next five years.

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

         Many diseases and insect pests attack almonds. At one time or another, the almond crop may require treatment for brown rot, shot hole, leaf blight, scab, navel orange worm, peach twig borer, mites, San Jose scale and other problems. All known almond pests can currently be controlled with available and permitted pesticides, and other chemical and organic agents if the farmer properly times the application, uses the recommended dosage and obtains adequate spray coverage of the crop. Poor results in a spray

                                  Form 10KSB-2
program are typically caused by poor timing, low dosage, or poor coverage. The types and methods of application of pesticides and herbicides are subject to government regulation of toxic substances, and may be increasingly regulated in the future. Almond hulls are sold and used for livestock feed. Therefore, almond producers sell two crops - one for human consumption and one for animal consumption. As a result the laws and regulations governing pesticide use apply to both the hulls and the nuts, thus limiting the types of treatment available while the nuts are on the trees.

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

         Typically an almond producer sells its crop to a processor in bulk after harvest for a price per pound to be paid within 12 months. The buyer agrees to adjust the price to equal the highest price paid by the buyer to any of its growers, in order to avoid uncertainty and fluctuation in supply that might occur if producers were to seek to sell their crops at the most advantageous point in a market cycle. The method described above is the standard method of contracting to purchase the annual California almond crop and, as a result, the market price received for almonds in a given year varies little from producer to producer. The buyer makes a partial payment once the crop is hulled, shelled, and stored, and makes subsequent payments in installments as the crop moves in to retail channels. Although the precise terms of payment may vary to some extent among producers and processors, and may also vary from year-to-year, in the general partners' experience approximately 40% of the total sales price for a producer's almond crop is

                                  Form 10KSB-3
typically paid at harvest, 65% of the total has been received within 90 days of harvest, 90% has been received within 6 months of harvest and the balance is paid within 12 months of harvest. Typically, growers may contract for an advance of up to 25% of the estimated purchase price of the crop in July, at which time the anticipated size of the crop can be calculated with some degree of accuracy. The amount of the processor's advance generally covers all or a substantial portion of the growing costs incurred through that date. The remaining costs of production and harvesting are normally recovered by the crop payments received within 90 days of harvest (i.e., by the end of the calendar year).

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

                                  Form 10KSB-4

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

                                                Gross Almond          Pounds
                            Producing           Production            Produced
           Year             Acres               (in Pounds)           Per Acre
           ----             ---------           ------------          --------

           1986              140.0                 61,700                440
           1987              140.0                276,200              1,973
           1988              140.0                166,183              1,187
           1989              140.0                303,360              2,167
           1990              140.0                358,325              2,559
           1991              140.0                199,960              1,428
           1992              140.0                237,242              1,694
           1993              140.0                203,820              1,456
           1994              140.0                270,819              1,934
           1995              140.0                 94,025                672
           1996              140.0                173,281              1,238
           1997              140.0                259,667              1,855

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

                                                Gross Almond          Pounds
                            Producing           Production            Produced
           Year             Acres               (in Pounds)           Per Acre
           ----             ---------           ------------          --------

           1986               33.5                13,494                 403
           1987               33.5                49,336               1,473
           1988               33.5                50,285               1,501
           1989               33.5                45,789               1,367
           1990               33.5                76,083               2,271
           1991               33.5                58,690               1,752
           1992               33.5                31,376                 937
           1993               33.5                64,435              1,9223
           1994               33.5                94,324               2,816
           1995               33.5                22,151                 661
           1996               33.5                43,751               1,306
           1997               33.5                62,182               1,856

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

                                                Gross Almond          Pounds
                            Producing           Production            Produced
           Year             Acres               (in Pounds)           Per Acre
           ----             ---------           ------------          --------

           1986               233.0               114,429                492
           1987               233.0               492,372              2,117
           1988               233.0               116,638                501
           1989               233.0               534,393              2,294
           1990               233.0               511,185              2,193
           1991               233.0               442,028              1,897
           1992               233.0               515,471              2,212
           1993               233.0               372,591              1,599
           1994               233.0               680,511              2,920
           1995               233.0               151,402                650
           1996               233.0               415,681              1,784
           1997               233.0               548,057              2,352

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

                                                Gross Almond          Pounds
                            Producing           Production            Produced
           Year             Acres               (in Pounds)           Per Acre
           ----             ---------           ------------          --------

           1986               83.0                  8,311                100
           1987               83.0                130,452              1,572
           1988               83.0                137,863              1,661
           1989               83.0                112,137              1,351
           1990               83.0                135,035              1,627
           1991               83.0                 59,845                721
           1992               83.0                 90,412              1,089
           1993               83.0                 52,789                636
           1994               83.0                 78,773                949
           1995               83.0                 41,165                496
           1996               83.0                 52,523                632
           1997               83.0                125,402              1,511

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

                                                Gross Almond          Pounds
                            Producing           Production            Produced
           Year             Acres               (in Pounds)           Per Acre
           ----             ---------           ------------          --------

           1988               41.4                 81,682              1,973
           1989               41.4                 61,396              1,483
           1990               41.4                 74,086              1,790
           1991               41.4                 53,568              1,294
           1992               41.4                 71,696              1,731
           1993               41.4                 42,317              1,022
           1994               41.4                 45,045              1,088
           1995               41.4                 22,252                537
           1996               41.4                 36,451                880
           1997               41.4                 67,948              1,641

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

                                                Gross Almond          Pounds
                            Producing           Production            Produced
           Year             Acres               (in Pounds)           Per Acre
           ----             ---------           -----------           --------
           1987               78.0                 92,045              1,180
           1988               78.0                160,835              2,062
           1989               78.0                218,022              2,795
           1990               78.0                151,819              1,946
           1991               78.0                 93,846              1,203
           1992               78.0                 70,507                904
           1993               78.0                 65,507                840
           1994               78.0                150,316              1,927
           1995               78.0                 65,743                843
           1996               78.0                 93,524              1,199
           1997               78.0                 93,986              1,205

                                 Form 10KSB-10

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.


Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were $110 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific has been extended through December 31, 2001. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

Item 3.  Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

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

         As of March 13, 1998, the approximate number of holders of limited partnership units was 792. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

                                 Form 10KSB-11

Distributions

         Set forth  below is a schedule  of  distributions  made to the  limited partners in 1992,  1993, 1994, 1995, 1996, and 1997. The source of distributions was a combination of crop revenue,  interest income,  rental income, and capital contributions.
      -----------------------------------------------------------------------------------------------
                                   1997        1996        1995        1994         1993        1992
      -----------------------------------------------------------------------------------------------
      January                  $114,000     $85,500     $57,000     $57,000      $57,000
      -----------------------------------------------------------------------------------------------
      February
      -----------------------------------------------------------------------------------------------
      March
      -----------------------------------------------------------------------------------------------
      April                     114,000      85,500      57,000      57,000       57,000      57,000
      -----------------------------------------------------------------------------------------------
      May
      -----------------------------------------------------------------------------------------------
      June
      -----------------------------------------------------------------------------------------------
      July                      114,000      85,500      57,000      57,000       57,000      57,000
      -----------------------------------------------------------------------------------------------
      August
      -----------------------------------------------------------------------------------------------
      September
      -----------------------------------------------------------------------------------------------
      October                   114,000      85,500      57,000      57,000       57,000      57,000
      -----------------------------------------------------------------------------------------------
      November
      -----------------------------------------------------------------------------------------------
      December
      -----------------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------------
      Total Distributions      $456,000    $342,000    $228,000    $228,000     $228,000    $171,000
                               ========    ========    ========    ========     ========    ========
      -----------------------------------------------------------------------------------------------


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         As of March 12, 1991, the partnership had acquired six properties, the Cressey, Robertson, Hooker, Clausen, Sierra II, and Famoso Ranches. It is anticipated that purchase of the Famoso ranch will be the last property acquired by the partnership.

         In order to maintain sufficient reserves to meet the operating needs of the partnership, the partnership obtained a mortgage on the Hooker Ranch in 1990. The mortgage note is payable in semi-annual payments of $12,000, with the final balloon payment of $240,000 due in 2005. Interest on the note accrued initially at the rate of 9.65% and is subject to periodic adjustment.

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 1997 crop and has secured sufficient additional crop financing necessary to sustain production of the 1998 crop. The portion of the additional financing expected for the 1998 crop, if needed, will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 1998.

                                 Form 10KSB-12

No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. In 1996 the distributions were increased to 6% per annum, and to 8% per annum in 1997. Distributions were increased to 12% per annum in 1998.


Results of Operations

         Combined harvest from the partnerships properties yielded 1,157,252 pounds of almonds in 1997 and 815,211 pounds of almonds in 1996. These yields represent average pounds produced per acre of 1,901 in 1997 and 1,345 in 1996. The increase in production in 1997 was industry wide and due to improved weather during the bloom period in March. The determination of the final settlement price for the 1997 almonds will not be determined until the fall of 1998 and is subject to variation based upon market conditions. The 1997 crop price estimate is $1.50 per pound compared to $2.00 per pound in 1996. Based on available information at this time, the General Partner feels confident that the expected final sales price of $1.50 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,480 in 1997 and, $1,349 in 1996. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $159,623 in 1997 and $148,200 in 1996. The General Partner anticipate similar levels of general and administrative costs in the future.

                                 Form 10KSB-13

Item 7.  Financial Statements and Supplementary Data




--------------------------------------------------------------------------------

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT................................................ F-1


FINANCIAL STATEMENTS

     Balance sheets......................................................... F-2

     Statements of income................................................... F-3

     Statements of partners' equity......................................... F-4

     Statements of cash flows............................................... F-5

     Notes to financial statements.......................................... F-6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 1997 and 1996, and the statements of income, partners' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



Santa Rosa, California
January 21, 1998


                                                 /s/ Moss Adams LLP

                                                                        Page F-1

                                                                                                       CALIFORNIA ALMOND INVESTORS I
                                                                                                  (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                                      BALANCE SHEETS
                                                                                                          December 31, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                               ASSETS

                                                                                                  1997                     1996
                                                                                               -----------              -----------
CURRENT ASSETS
   Cash                                                                                        $ 1,518,000              $ 1,386,600
   Accounts receivable                                                                             873,900                  844,800
   Deferred crop costs                                                                             199,000                  204,000
   Advances for farm costs                                                                           1,400                      100
                                                                                               -----------              -----------
        Total current assets                                                                     2,592,300                2,435,500
                                                                                               -----------              -----------


PROPERTY AND EQUIPMENT
   Land                                                                                          1,100,800                1,100,800
   Orchards                                                                                      2,216,700                2,216,700
   Equipment                                                                                     1,158,900                1,158,900
   Buildings                                                                                       141,100                  130,600
                                                                                               -----------              -----------
                                                                                                 4,617,500                4,607,000
   Less accumulated depreciation                                                                (2,460,800)              (2,180,500)
                                                                                               -----------              -----------
                                                                                                 2,156,700                2,426,500
                                                                                               -----------              -----------
        Total assets                                                                           $ 4,749,000              $ 4,862,000
                                                                                               ===========              ===========


                                                  LIABILITIES AND PARTNERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                    $    31,600              $    23,000
   Payables to general partner and related parties                                                  62,100                   37,300
   Current portion of long-term debt                                                                24,000                   24,000
                                                                                               -----------              -----------
        Total current liabilities                                                                  117,700                   84,300

LONG-TERM DEBT, less current portion                                                               384,000                  408,000

PARTNERS' EQUITY                                                                                 4,247,300                4,369,700
                                                                                               -----------              -----------
   Total liabilities and partner's equity                                                      $ 4,749,000              $ 4,862,000
                                                                                               ===========              ===========

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            Page F-2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                            STATEMENTS OF INCOME
                                          Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------


                                                          1997           1996
                                                       ----------     ----------
REVENUES
     Crops                                             $1,752,700     $1,703,200
     Interest and other                                    58,100         58,800
                                                       ----------     ----------
                                                        1,810,800      1,762,000
                                                       ----------     ----------

EXPENSES
     (Includes amounts to general partner
     and related parties of $314,200 and
     $229,900, for the years ended December
     31, 1997 and 1996, respectively)
          Operating                                       996,300        888,200
          Depreciation                                    280,200        280,200
          General and administrative                      159,600        148,200
          Interest                                         41,100         43,400
                                                       ----------     ----------
                                                        1,477,200      1,360,000
                                                       ----------     ----------
NET INCOME                                             $  333,600     $  402,000
                                                       ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                $    27.62     $    33.28
                                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                                                                       CALIFORNIA ALMOND INVESTORS I
                                                                                                  (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                      STATEMENTS OF PARTNERS' EQUITY
                                                                                                          December 31, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                        Limited
                                                       Partnership            Limited              General
                                                          Units               Partners             Partners                Total
                                                       -----------          -----------           -----------           -----------
Balance, December 31, 1995                                  12,079          $ 4,311,700           $    (2,000)          $ 4,309,700

Cash distributions                                            --               (342,000)                 --                (342,000)

Net income                                                    --                398,000                 4,000               402,000
                                                       -----------          -----------           -----------           -----------
Balance, December 31, 1996                                  12,079            4,367,700                 2,000             4,369,700

Cash distributions                                            --               (456,000)                 --                (456,000)

Net income                                                    --                330,300                 3,300               333,600
                                                       -----------          -----------           -----------           -----------
Balance, December 31, 1997                                  12,079          $ 4,242,000           $     5,300           $ 4,247,300
                                                       ===========          ===========           ===========           ===========

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            Page F-4

                                                                                                       CALIFORNIA ALMOND INVESTORS I
                                                                                                  (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                              Years Ended December 31, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                     1997                   1996
                                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                   $   333,600           $   402,000
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                                                          280,300               280,200
          Changes in:
               Accounts receivable                                                                    (29,100)             (388,600)
               Deferred crop costs                                                                      5,000               (18,700)
               Advances for farm costs                                                                 (1,300)                 (100)
               Deposits and prepaid expenses                                                             --                   8,800
               Accounts payable and accrued liabilities                                                 8,600               (36,900)
               Payable to general partner and related parties                                          24,800               (60,400)
                                                                                                  -----------           -----------
                    Net cash provided by operating activities                                         621,900               186,300
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment maturity                                                                                 --                 496,800
     Purchase of equipment                                                                            (10,500)                 --
                                                                                                  -----------           -----------
                    Net cash provided (used) by investing activities                                  (10,500)              496,800
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions to partners                                                                       (456,000)             (342,000)
     Payments on long-term debt                                                                       (24,000)              (24,000)
                                                                                                  -----------           -----------
                    Net cash used by financing activities                                            (480,000)             (366,000)
                                                                                                  -----------           -----------

INCREASE IN CASH                                                                                      131,400               317,100

CASH, beginning of year                                                                             1,386,600             1,069,500
                                                                                                  -----------           -----------
CASH, end of year                                                                                 $ 1,518,000           $ 1,386,600
                                                                                                  ===========           ===========

SUPPLEMENTAL CASH-FLOW INFORMATION:

Cash paid during the year for:
     Interest                                                                                     $    41,100           $    43,400

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            Page F-5

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES


Description of operations - California Almond Investors I (A California Limited Partnership) (the Partnership) owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., is the managing general partner. Donald Bade is the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly owned by Donald Bade.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a twelve month period. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. Revenues from the prior year's crop recognized in the current year were $1,300 and $45,800 for the years ended December 31, 1997 and 1996, respectively. The Partnership's revenue includes proceeds from crop insurance which pays if the almond crop yields less than the insured amount. The Partnership recognized $10,900 of revenue from crop insurance for the year ended December 31, 1996. No crop insurance proceeds were received for the year ended December 31, 1997.

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

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. Distributions per partnership unit are $37.75 and $28.31 for the years ended December 31, 1997 and 1996, respectively.

Allocation of net income per limited partnership unit - Net income is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 1997 and 1996.

Income taxes - Net income or loss is allocated to the partners as specified in the Partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk - Certain financial instruments--primarily cash and accounts receivable--potentially subject the Partnership to concentrations of credit risk. The Partnership deposits excess cash into a bank money-market account, the balance of which, at any point in time, may exceed FDIC insurance limits, and a money fund account which invests primarily in U. S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 1997.
--------------------------------------------------------------------------------
                                                                        Page F-6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the estimated price per pound of the current year's crop, the collectibility of estimated amounts due from the almond buyer, and the useful life of depreciable assets. The amounts estimated could differ from actual results.

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


NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

In 1991, the Partnership entered into agreements with Charterhill Pacific-- a California Corporation controlled by David A. Bade, son of Donald Bade--to manage all Partnership operations and supervise and manage farming operations of the orchards. In 1997 the Partnership entered into a new Partnership Management Agreement with Charterhill Pacific. Under the new agreement, Charterhill Pacific is paid approximately $7,700 per month, adjusted annually for increases in the Consumer Price Index, plus expenses. The Partnership Management Agreement expires December 31, 2001. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $110 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the Partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions. Amounts paid or accrued to Charterhill Pacific and to the general partner in 1997 and 1996 were as follows:


                                                           1997           1996
                                                         --------       --------
Charterhill Pacific:
     Partnership Management Agreement                    $152,700       $ 98,800
     Farm Management Agreement                            137,500        113,100
General Patner                                             24,000         18,000
                                                         --------       --------
                                                         $314,200       $229,900
                                                         ========       ========

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES (Continued)

Future minimum payments under the Partnership Management Agreement are as follows:


                                   Year Ending December 31,
                                   ------------------------
                                             1998                       $ 92,400
                                             1999                         92,400
                                             2000                         92,400
                                             2001                         92,400
                                                                        --------
                                                                        $369,000
                                                                        ========


NOTE 3 - LONG-TERM DEBT


                                                           1997         1996
                                                         ---------    ---------
Mortgage note,  with interest at 9.65% subject to
     adjustment  in  January  2000,   semi-annual
     principal repayments of $12,000, due January
     1 and  July 1,  with a  balloon  payment  in
     January 2005;  secured by a deed of trust on
     an almond orchard and  associated  equipment
     with a net book value at  December  31, 1997
     and  1996,  of  approximately  $784,000  and
     $888,000, respectively                              $ 408,000    $ 432,000
Less current maturities                                    (24,000)     (24,000)
                                                         ---------    ---------
                                                         $ 384,000    $ 408,000
                                                         =========    =========


Principal maturities for succeeding years are as follows:


                                   Year Ending December 31,
                                   ------------------------
                                             1998                       $ 24,000
                                             1999                         24,000
                                             2000                         24,000
                                             2001                         24,000
                                             2002                         24,000
                                          Thereafter                     288,000
                                                                        --------
                                                                        $408,000
                                                                        ========

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 4 - PARTNERS' EQUITY

The  Partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority return of approximately $2,974,700 has not been fully paid as of December 31, 1997. Cash distributions are determined by the general partners based on the Partnership's working capital needs. Distributions totaled $456,000 and $342,000 for the years ended December 31, 1997 and 1996, respectively.

In general, income is allocated in proportion to cash contributions, until cumulative income allocations equal cumulative cash distributions; then 1% is allocated to general partners and 99% to limited partners. Losses are generally allocated 1% to general partners and 99% to limited partners.


NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:


                                                        1997            1996
                                                     -----------     -----------
Net income - financial statement                     $   333,600     $   402,000

Differences resulting from:
     Depreciation and amortization                        55,400          55,400
                                                     -----------     -----------
Net income - income tax method                       $   389,000     $   457,400
                                                     ===========     ===========
Taxable income per limited partnership unit          $     32.20     $     37.87
                                                     ===========     ===========
Partners' equity - financial statements              $ 4,247,300     $ 4,369,700

Differences resulting from:
     Depreciation and amortization                       475,400         420,000
     Sales commissions                                   513,400         513,400
     Syndication costs                                   332,200         332,200
                                                     -----------     -----------
Partners' equity - income tax method                 $ 5,568,300     $ 5,635,300
                                                     ===========     ===========

--------------------------------------------------------------------------------
                                                                        Page F-9

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

Donald D. Bade

         Mr. Bade, age 61, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 35, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

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


(b).     Reports On Form-8K

         None

                                 Form 10KSB-17

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Partnership has decided to take advantage of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report of Form 10-KSB includes forward looking statements concerning the Partnership. The forward looking statements are made pursuant to the Reform Act.

There are many factors that could cause the events in such forward looking statement to not occur, including but not limited to general or specific economic conditions, the ability and willingness of the Partnership's customer to purchase the Partnership's product, the perceived absolute or relative overall value of this product by the purchaser, including quality and price, the weather or affect of weather on the Partnership's orchards and their ability to produce product, the amount and rate of growth and the Partnership's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, the making or incurring or any expenditures, the affect of and changes in laws and regulations, other activities of government agencies and similar organizations.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership

By:      Vintech Almond Advisers Inc.
         Its Managing General Partner



By:                                                               March 15, 1998
        ---------------------------------------------             --------------
                 David A.  Bade, President                        Date






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  Director, Vintech Almond Advisers, Inc.      March 15, 1998
-------------     Principal Executive Officer                  --------------
David A. Bade     Principal Financial Officer                  Date
                  Principal Accounting Officer of
                      the Registrant and
                      Vintech Almond Advisers, Inc.

                                 Form 10KSB-18