Form 10-Q
period 1998-03-31
CALIFORNIA ALMOND INVESTORS I
filed 1998-05-12
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1954

For Quarter Ended:  March 31, 1998              Commission File Number: 33-10196
                    --------------                                      --------


             (Exact name of registrant as specified in its charter)



                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership










California                                                       4-3021790
--------------------------------------------------------------------------------
(State or other  jurisdiction of                              I.R.S.  Employer
 incorporation or organization                               Identification No.)

2210 Northpoint Parkway, Santa Rosa, CA                           95407
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  See following pages.

                                          CALIFORNIA ALMOND INVESTORS I
                                        (A CALIFORNIA LIMITED PARTNERSHIP)
                                                  BALANCE SHEET
                                                 March 31, 1998
                                                     ASSETS
CURRENT ASSETS
     Cash                                                                                                   325,555
     Investments, short term                                                                              1,100,905
     Accounts Receivable, no allowance deemed necessary                                                     721,174
     Deferred crop costs                                                                                    199,000
     Advances for farm costs                                                                                181,935
     Deposits and other prepaids                                                                                  0
                                                                                                    ----------------
         Total Current Assets                                                                             2,528,569

PROPERTY AND EQUIPMENT
     Land                                                                                                 1,100,814
     Orchards                                                                                             2,216,717
     Equipment                                                                                            1,158,856
     Buildings                                                                                              141,100
                                                                                                    ----------------
                                                                                                          4,617,500
Less accumulated depreciation                                                                             2,530,844
                                                                                                    ----------------
                                                                                                          2,086,656

                                                                                                          4,615,225
                                                                                                    ================

                                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                                19,276
     Payables to general partner and related parties                                                       103,142,
     Current portion of long-term debt                                                                       24,000
                                                                                                    ----------------
          Total Current Liabilities                                                                         146,417

LONG-TERM DEBT, less current portion                                                                        384,000

PARTNERS' EQUITY                                                                                          4,084,807


                                                                                                    ================
                                                                                                          4,615,225

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources


    The Partnership liquidity continues to improve. Distributions to Limited Partners have increased to $162,450.00 per quarter. This rate of distributions is planned to continue as long as reserves remain steady. There is no current intention to increase the distributions beyond the current level until the Partnership has paid all of its outstanding debts.

Results of Operations


    The Partnership continued to operate at a break-even rate in the first quarter 1998. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

    Because of the bad weather during the almond pollination in February and March, the 1998 crop is expected to be smaller than the 1997 crop. It is to early to determine what effect, if any, that this may have on 1998 almond prices.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
                  ----------------------------------
                  David Bade
                  President