Form 10QSB
period 1998-06-30
CALIFORNIA ALMOND INVESTORS I
filed 1998-08-07
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1954

For Quarter Ended:  June, 1998                  Commission File Number: 33-10196
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
                                  June 30, 1997

                                     ASSETS
CURRENT ASSETS
     Cash                                                               178,671
     Investments, short term                                          1,113,924
     Accounts Receivable, no allowance deemed necessary                 522,210
     Deferred crop costs                                                199,005
     Advances for farm costs                                            296,810
     Deposits and other prepaids                                              0
                                                                ----------------
         Total Current Assets                                         2,310,620

PROPERTY AND EQUIPMENT
     Land                                                             1,100,800
     Orchards                                                         2,216,700
     Equipment                                                        1,158,900
     Buildings                                                          141,100

                                                                      4,617,500
Less accumulated depreciation                                         2,600,897
                                                                ----------------
                                                                      2,016,603

                                                                      4,327,223
                                                                ================

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             8,866
     Payables to general partner and related parties                          0
     Current portion of long-term debt                                   24,000
                                                                ----------------
          Total Current Liabilities                                      32,866

LONG-TERM DEBT, less current portion                                    372,000

PARTNERS' EQUITY                                                      4,274,096

                                                                      4,327,223
                                                                ================


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


Results of Operations

    The Partnership continued to operate at a break-even rate in the second quarter 1998. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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


         By:   _____________________________
               David A. Bade
               President