Form 10QSB
period 1998-09-30
CALIFORNIA ALMOND INVESTORS I
filed 1998-10-28
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  September, 1998            Commission File Number: 33-10196
                    ---------------                                    --------


             (Exact name of registrant as specified in its charter)



                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership




California                                                            94-3021790
--------------------------------------------------------------------------------
(State or other jurisdiction                 I.R.S. Employer Identification No.)
of incorporation or organization

2210 Northpoint Parkway, Santa Rosa, CA           95407
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



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               September 30, 1998

                                     ASSETS
CURRENT ASSETS
     Cash                                                               239,015
     Investments, short term                                            863,119
     Accounts Receivable, no allowance deemed necessary                 624,327
     Deferred crop costs                                                199,005
     Advances for farm costs                                             462686
     Deposits and other prepaids                                              0
                                                                      ---------
         Total Current Assets                                         2,388,151

PROPERTY AND EQUIPMENT
     Land                                                             1,100,814
     Orchards                                                         2,216,717
     Equipment                                                        1,158,856
     Buildings                                                          141,100

                                                                      4,617,500
Less accumulated depreciation                                        (2,670,950)
                                                                      ---------
                                                                      1,946,550

                                                                      4,334,702
                                                                      =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            26,344
     Payables to general partner and related parties                          0
     Current portion of long-term debt                                   24,000
                                                                      ---------
          Total Current Liabilities                                      50,344

LONG-TERM DEBT, less current portion                                    372,000

PARTNERS' EQUITY                                                      3,922,358

                                                                      4,344,702
                                                                      =========

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:   ------------------------------------------------------
               David A Bade
               President