Form 10KSB
period 1998-12-31
CALIFORNIA ALMOND INVESTORS I
filed 1999-03-11
CIK 806179

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1998 Commission File Number 33-10196

                          CALIFORNIA ALMOND INVESTORS I
                  A California Limited Partnership (Exact name
                   of registrant as specified in the charter)

California                                       94-03024688
(State or other jurisdiction of                  (IRS Employer Identification #)
incorporation or organization)

2210 Northpoint Parkway
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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $1,212,100.

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format; Yes ____   No _X_

================================================================================
                                                                   Page 1 or 224
                                                    Sequentially numbered pages;

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

                                                Gross Almond           Pounds
                             Producing          Production             Produced
              Year           Acres              (in Pounds)            Per Acre
              ----           -----              -----------            --------

              1986               140.0                61,700                440
              1987               140.0               276,200              1,973
              1988               140.0               166,183              1,187
              1989               140.0               303,360              2,167
              1990               140.0               358,325              2,559
              1991               140.0               199,960              1,428
              1992               140.0               237,242              1,694
              1993               140.0               203,820              1,456
              1994               140.0               270,819              1,934
              1995               140.0                94,025                672
              1996               140.0               173,281              1,238
              1997               140.0               259,667              1,855
              1998               140.0               132,124                944

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

                                                Gross Almond           Pounds
                             Producing          Production             Produced
              Year           Acres              (in Pounds)            Per Acre
              ----           -----              -----------            --------

              1986                33.5                13,494                403
              1987                33.5                49,336              1,473
              1988                33.5                50,285              1,501
              1989                33.5                45,789              1,367
              1990                33.5                76,083              2,271
              1991                33.5                58,690              1,752
              1992                33.5                31,376                937
              1993                33.5                64,435             1,9223
              1994                33.5                94,324              2,816
              1995                33.5                22,151                661
              1996                33.5                43,751              1,306
              1997                33.5                62,182              1,856
              1998                33.5                57,780              1,725

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

                                                Gross Almond           Pounds
                             Producing          Production             Produced
              Year           Acres              (in Pounds)            Per Acre
              ----           -----              -----------            --------

              1986               233.0               114,429                492
              1987               233.0               492,372              2,117
              1988               233.0               116,638                501
              1989               233.0               534,393              2,294
              1990               233.0               511,185              2,193
              1991               233.0               442,028              1,897
              1992               233.0               515,471              2,212
              1993               233.0               372,591              1,599
              1994               233.0               680,511              2,920
              1995               233.0               151,402                650
              1996               233.0               415,681              1,784
              1997               233.0               548,057              2,352
              1998               233.0               349,220              1,499

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

         The soils found on the property are Wyman Loam, Yokohl Loam, Madera Loam and San Joaquin Loam, and are suitable for almond production. The topography of the property is generally level. The property's source of water consists of underground water delivered by the pumps and wells located on the

                                  Form 10KSB-8
property. The general partner believe that this source will provide an adequate supply of water for irrigation during the partnerships anticipated holding period.

         Set forth below is a table summarizing crop production on the property.

                                                Gross Almond           Pounds
                             Producing          Production             Produced
              Year           Acres              (in Pounds)            Per Acre
              ----           -----              -----------            --------

              1986                 83.0                8,311                100
              1987                 83.0              130,452              1,572
              1988                 83.0              137,863              1,661
              1989                 83.0              112,137              1,351
              1990                 83.0              135,035              1,627
              1991                 83.0               59,845                721
              1992                 83.0               90,412              1,089
              1993                 83.0               52,789                636
              1994                 83.0               78,773                949
              1995                 83.0               41,165                496
              1996                 83.0               52,523                632
              1997                 83.0              125,402              1,511
              1998                 83.0               78,038                940

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

                                                Gross Almond           Pounds
                             Producing          Production             Produced
              Year           Acres              (in Pounds)            Per Acre
              ----           -----              -----------            --------

              1988                41.4                81,682              1,973
              1989                41.4                61,396              1,483
              1990                41.4                74,086              1,790
              1991                41.4                53,568              1,294
              1992                41.4                71,696              1,731
              1993                41.4                42,317              1,022
              1994                41.4                45,045              1,088
              1995                41.4                22,252                537
              1996                41.4                36,451                880
              1997                41.4                67,948              1,641
              1998                41.4                46,207              1,116

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

                                                Gross Almond           Pounds
                             Producing          Production             Produced
              Year           Acres              (in Pounds)            Per Acre
              ----           -----              -----------            --------

              1987                 78.0               92,045              1,180
              1988                 78.0              160,835              2,062
              1989                 78.0              218,022              2,795
              1990                 78.0              151,819              1,946
              1991                 78.0               93,846              1,203
              1992                 78.0               70,507                904
              1993                 78.0               65,507                840
              1994                 78.0              150,316              1,927
              1995                 78.0               65,743                843
              1996                 78.0               93,524              1,199

                                  Form 10KSB-10

              1997                 78.0               93,986              1,205
              1998                 78.0               53,718                689

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.


Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were approximately $112 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific has been extended through December 31, 2001. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

Item 3.  Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

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

         As of February 22, 1999, the approximate number of holders of limited partnership units was 793. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

                                  Form 10KSB-11

Distributions

         Set forth below is a schedule of distributions made to the limited partners in 1992, 1993, 1994, 1995, 1996, 1997, and 1998. The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.

--------------------------------------------------------------------------------------------------------
                          1998        1997        1996        1995         1994        1993        1992
--------------------------------------------------------------------------------------------------------
January               $162,450    $114,000     $85,500     $57,000      $57,000     $57,000
--------------------------------------------------------------------------------------------------------
February
--------------------------------------------------------------------------------------------------------
March
--------------------------------------------------------------------------------------------------------
April                 $162,450     114,000      85,500      57,000       57,000      57,000      57,000
--------------------------------------------------------------------------------------------------------
May
--------------------------------------------------------------------------------------------------------
June
--------------------------------------------------------------------------------------------------------
July                  $162,450     114,000      85,500      57,000       57,000      57,000      57,000
--------------------------------------------------------------------------------------------------------
August
--------------------------------------------------------------------------------------------------------
September
--------------------------------------------------------------------------------------------------------
October               $162,450     114,000      85,500      57,000       57,000      57,000      57,000
--------------------------------------------------------------------------------------------------------
November
--------------------------------------------------------------------------------------------------------
December
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Total Distributions   $649,800    $456,000    $342,000    $228,000     $228,000    $228,000    $171,000
                      ========    ========    ========    ========     ========    ========    ========
--------------------------------------------------------------------------------------------------------

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

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 1998 crop and has secured sufficient additional crop financing necessary to sustain production of the 1999 crop. The portion of the additional financing expected for the 1999 crop, if needed, will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 1999.

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

Results of Operations

         Combined harvest from the partnerships properties yielded 717,087 pounds of almonds in 1998 and 1,157,252 pounds of almonds in 1997. These yields represent average pounds produced per acre of 1,178 in 1998 and 1,901 in 1997. The decrease in production in 1998 was industry wide and was due to bad weather during the bloom period in March. The determination of the final settlement price for the 1998 almonds will not be determined until the fall of 1999 and is subject to variation based upon market conditions. The 1998 crop price estimate is $1.61 per pound compared to $1.50 per pound in 1997. Based on available information at this time, the General Partner feels confident that the expected final sales price of $1.61 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,488 in 1998 and , $1,480 in 1997. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $182,300 in 1998 and $159,623 in 1997. The General Partner anticipate similar levels of general and administrative costs in the future.

Disclosure of Year 2000 Issues

         Management does not believe that the consequences of Year 2000 issues will have a material effect on the Partnership's business, results of operations, or financial conditions. There are three areas where Year 2000 might effect Partnership business. These are:

         Financial Accounting Systems - The Partnerships accounting system and other operational systems are currently Year 2000 compliant. The Investor Relations system, which is a non-financial system, is in the process of being made Year 2000 complaint. This is expected to be completed by September 30, 1999.

         Business Operations - The Partnership is in the business of growing and producing almonds. Because of the specific aspect of the business, the first quarter of the years is a period of relative inactivity. It is not until the second quarter of the year that actual operations began. Because of this, it is not expected that there will be any material effects on operations due to Year 2000 issues.

         Third Party Assessments - A significant third party that could effect the operations of the Partnership is the almond processor that the 1999 almond crop will be sold to. The potential problem would be the delay in payment of crop proceeds that would come due in January of the year 2000. The Partnership has not currently contracted with any almond processor for the sale of its 1999 crop. There are a number of processors that are currently Year 2000 complaint, and the Partnership will not contract for the sale of its 1999 crop with any processor that is not Year 2000 compliant.

         The only costs associated with Year 2000 readiness will be that of upgrading the Investor Relations system. This cost is projected to be between $7,000 and $10,000.

         Management does not believe that there are any material risks to the Partnership associated with Year 2000 issues and consequently does not believe that contingency plans are needed.

                                  Form 10KSB-13

Item 7.  Financial Statements and Supplementary Data


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

Donald D. Bade

         Mr. Bade, age 62, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 36, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

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

         Charterhill Pacific, Inc. has contracted to manage the administration of the partnership and the farming operations. of the partnership. (See Footnote 2 to the financial statements.)

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

         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership

By:      Vintech Almond Advisers Inc.
         Its Managing General Partner



By:      /s/ David A. Bade                                        March 15, 1999
         ----------------------------------------                 --------------
             David A.  Bade, President                            Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David A. Bade
-----------------     Director, Vintech Almond Advisers, Inc.     March 15, 1999
David A. Bade         Principal Executive Officer                 --------------
                      Principal Financial Officer                 Date
                      Principal Accounting Officer of
                        the Registrant and
                        Vintech Almond Advisers, Inc.

                                  Form 10KSB-18

================================================================================






                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997






================================================================================

================================================================================




                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT................................................F-1


FINANCIAL STATEMENTS

     Balance sheets.........................................................F-2

     Statements of operations...............................................F-3

     Statements of partners' equity.........................................F-4

     Statements of cash flows...............................................F-5

     Notes to financial statements..........................................F-6




================================================================================

INDEPENDENT AUDITOR'S REPORT



To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 1998 and 1997, and the statements of operations, partners' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



Santa Rosa, California                            /s/ Moss Adams LLP
January 26, 1999

                                                                        Page F-1

                                                         CALIFORNIA ALMOND INVESTORS I
                                                    (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                        BALANCE SHEETS
                                                            December 31, 1998 and 1997
--------------------------------------------------------------------------------------
                                         ASSETS

                                                             1998             1997
                                                          ------------    ------------
CURRENT ASSETS
     Cash                                                 $ 1,296,700     $ 1,518,000
     Accounts receivable                                      440,400         873,900
     Deferred crop costs                                      174,100         199,000
     Advances for farm costs                                     --             1,400
                                                          ------------    ------------

         Total current assets                               1,911,200       2,592,300
                                                          ------------    ------------

PROPERTY AND EQUIPMENT
     Land                                                   1,100,800       1,100,800
     Orchards                                               2,216,700       2,216,700
     Equipment                                              1,158,900       1,158,900
     Buildings                                                141,100         141,100
                                                          ------------    ------------

                                                            4,617,500       4,617,500
     Less accumulated depreciation                         (2,741,000)     (2,460,800)
                                                          ------------    ------------

                                                            1,876,500       2,156,700
                                                          ------------    ------------

         Total assets                                     $ 3,787,700     $ 4,749,000
                                                          ============    ============


                            LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities             $    18,800     $    31,600
     Payables to general partner and related parties           21,000          62,100
     Distributions payable to limited partners                 74,900            --
     Current portion of long-term debt                         24,000          24,000
                                                          ------------    ------------

             Total current liabilities                        138,700         117,700

LONG-TERM DEBT, less current portion                          360,000         384,000

PARTNERS' EQUITY                                            3,289,000       4,247,300
                                                          ------------    ------------

     Total liabilities and partners' equity               $ 3,787,700     $ 4,749,000
                                                          ============    ============


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------------
                                                                              Page F-2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                       1998            1997
                                                    ------------    ------------
REVENUES
     Crops                                          $ 1,154,100     $ 1,752,700
     Interest and other                                  58,000          58,100
                                                    ------------    ------------

                                                      1,212,100       1,810,800
                                                    ------------    ------------

EXPENSES
         Operating                                      906,200         996,300
         Depreciation                                   280,200         280,200
         General and administrative                     182,300         159,600
         Interest                                        38,800          41,100
                                                    ------------    ------------

                                                      1,407,500       1,477,200
                                                    ------------    ------------

NET INCOME (LOSS)                                   $  (195,400)    $   333,600
                                                    ============    ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT      $    (16.18)    $     27.62
                                                    ============    ============



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                                                               CALIFORNIA ALMOND INVESTORS I
                                                                                          (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                              STATEMENTS OF PARTNERS' EQUITY
                                                                                                  December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------------

                                                Limited
                                              Partnership            Limited              General
                                                 Units               Partners             Partner                 Total
                                            -----------------    -----------------    -----------------    -----------------
Balance, December 31, 1996                            12,079          $ 4,367,700              $ 2,000          $ 4,369,700

Cash distributions                                      --               (456,000)                --               (456,000)

Net income                                              --                330,300                3,300              333,600
                                            -----------------    -----------------    -----------------    -----------------

Balance, December 31, 1997                            12,079            4,242,000                5,300            4,247,300

Cash Distributions                                      --               (724,700)             (38,200)            (762,900)

Net loss                                                --               (193,400)              (2,000)            (195,400)
                                            -----------------    -----------------    -----------------    -----------------

Balance, December 31, 1998                            12,079          $ 3,323,900            $ (34,900)         $ 3,289,000
                                            =================    =================    =================    =================

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Page F-4

                                                                               CALIFORNIA ALMOND INVESTORS I
                                                                          (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                    STATEMENTS OF CASH FLOWS
                                                                      Years Ended December 31, 1998 and 1997
------------------------------------------------------------------------------------------------------------

                                                                                   1998            1997
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $  (195,400)    $   333,600
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Depreciation                                                           280,200         280,200
         Changes in:
             Accounts receivable                                                    433,500         (29,100)
             Deferred crop costs                                                     24,900           5,000
             Advances for farm costs                                                  1,400          (1,300)
             Accounts payable and accrued liabilities                               (12,800)          8,600
             Payable to general partner and related parties                         (45,000)         24,800
                                                                                ------------    ------------

                 Net cash provided by operating activities                          486,800         621,800
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                             --           (10,400)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions to partners                                                     (684,100)       (456,000)
     Payments on long-term debt                                                     (24,000)        (24,000)
                                                                                ------------    ------------

                 Net cash used by financing activities                             (708,100)       (480,000)
                                                                                ------------    ------------

INCREASE (DECREASE) IN CASH                                                        (221,300)        131,400

CASH, beginning of year                                                           1,518,000       1,386,600
                                                                                ------------    ------------

CASH, end of year                                                               $ 1,296,700     $ 1,518,000
                                                                                ============    ============

SUPPLEMENTAL CASH-FLOW INFORMATION:

     Cash paid during the year for:
         Interest                                                               $    38,800     $    41,100

     Non-cash financing activities:
         Distributions payable to:
             Limited partners                                                   $    74,900     $      --
             General partner                                                    $     3,900     $      --

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------
                                                                                                    Page F-5

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  1 -- DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

Description of operations -- California Almond Investors I (A California Limited Partnership) (the Partnership) owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., is the managing general partner. Donald Bade is the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The Partnership is to continue until December 2016, unless sooner terminated. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly owned by Donald Bade.

Revenue recognition -- Revenue is recognized after harvest at an estimated price per pound to be received over a twelve month period. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership's revenue includes proceeds from crop insurance which pays if the almond crop yields less than the insured amount. The Partnership recognized $44,300 of revenue from crop insurance for the year ended December 31, 1998. No crop insurance proceeds were received for the year ended December 31, 1997.

Property and equipment -- Property and equipment are stated at cost, including acquisition fees and other closing costs, and are depreciated using the straight-line method over estimated useful lives of 12 years for orchards and equipment and 27.5 years for buildings.

Deferred crop costs -- Costs incurred subsequent to harvest are generally related to the following year's growing crop and are deferred until that crop is harvested and sold.

Cash distributions -- Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. Distributions per partnership unit are $60.00 and $37.75 for the years ended December 31, 1998 and 1997, respectively.

Allocation  of net income  (loss)  per  limited  partnership  unit -- Net income
(loss) is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 1998 and 1997.

Income taxes -- Net income or loss is allocated to the partners as specified in the Partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk -- Certain financial instruments--primarily cash and accounts receivable--potentially subject the Partnership to concentrations of credit risk. The Partnership deposits excess cash into a bank money-market account, the balance of which, at any point in time, may exceed FDIC insurance limits, and a money fund account which invests primarily in U. S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 1998.



--------------------------------------------------------------------------------
                                                                        Page F-6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE  1 -- DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the estimated price per pound of the current year's crop, the collectibility of estimated amounts due from the almond buyer, and the useful life of depreciable assets. The amounts estimated could differ from actual results.

Fair value of financial instruments -- The Partnership measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Partnership's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of Partnership borrowings under the long-term debt agreement approximates fair value because current interest rates available to the Partnership for similar debt are approximately the same.


NOTE  2 -- TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

The  Partnership  has  an  agreements  with  Charterhill  Pacific--a  California
Corporation controlled by David A. Bade, son of Donald Bade--to manage all Partnership operations and to supervise and manage farming operations of the orchards. Under the Partnership Management agreement, which expires December 31, 2001, Charterhill Pacific is paid approximately $8,000 per month, adjusted annually for increases in the Consumer Price Index, plus expenses. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $112 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined in the agreement. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the Partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions subject to certain limitations. Amounts paid or accrued to Charterhill Pacific and to the general partner in 1998 and 1997 were as follows:


                                                           1998          1997
                                                        ----------    ----------
Charterhill Pacific:
     Partnership Management Agreement                   $ 110,600     $ 152,700
     Farm Management Agreement                            140,000       137,500
General Partner                                            40,200        24,000
                                                        ----------    ----------

                                                        $ 290,800     $ 314,200
                                                        ==========    ==========



--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE  2 -- TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES
           (Continued)

Future minimum payments under the Partnership Management Agreement are as follows:

                    Year Ending December 31,

                               1999                    $  96,000
                               2000                       96,000
                               2001                       96,000
                                                       ----------

                                                       $ 288,000
                                                       ==========

NOTE 3 -- LONG-TERM DEBT

                                                         1998          1997
                                                       ----------    ----------

Mortgage  note,  with  interest  at 9.65% and
     subject to  adjustment  in January 2000;
     semi-annual   principal   repayments  of
     $12,000  are due  January  1 and July 1,
     with a balloon  payment in January 2005;
     secured  by a deed of trust on an almond
     orchard and associated  equipment with a
     net book value at December  31, 1998 and
     1997,  of  approximately   $680,000  and
     $784,000,   respectively                          $ 384,000    $  408,000

Less current maturities                                  (24,000)      (24,000)
                                                       ----------    ----------

                                                       $ 360,000     $ 384,000
                                                       ==========    ==========

Principal maturities for succeeding years are as follows:

            Year Ending December 31,

                      1999                             $ 24,000
                      2000                               24,000
                      2001                               24,000
                      2002                               24,000
                      2003                               24,000
                   Thereafter                           264,000
                                                       ----------

                                                       $ 384,000
                                                       ==========


--------------------------------------------------------------------------------
                                                                        Page F-8

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE  4 -- PARTNERS' EQUITY

The  Partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority returns of approximately $4,355,800 have not been fully paid as of December 31, 1998. Unreturned capital is defined, in general, as the limited partners' capital contribution reduced by proceeds from the sale of the Partnership or the Partnership's property. Cash distributions are determined by the general partners based on the Partnership's working capital needs. Distributions paid or payable totaled $762,900 and $456,000 for the years ended December 31, 1998 and 1997, respectively.

Cash distributions on the sale or liquidation of the Partnership are allocated first to the limited partners in an amount equal to their capital contribution of $6,030,500, and then 99% to the limited partners in an amount equal to the sum of their cumulative priority return.

In general, income is allocated in proportion to cash contributions until cumulative income allocations equal cumulative cash distributions, then 1% is allocated to general partners and 99% to limited partners. Losses are generally allocated 1% to general partners and 99% to limited partners.


NOTE  5 -- RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The  differences  between  the  accrual  method of  accounting  for  income  tax reporting and accrual method of accounting  used in the  accompanying  financial statements are as follows:
                                                               1998            1997
                                                           ------------    ------------
Net income (loss) -- financial statements                  $  (195,400)    $   333,600

Differences resulting from depreciation and amortization        55,400          55,400
                                                           ------------    ------------

Net income (loss) -- income tax method                     $  (140,000)    $   389,000
                                                           ============    ============

Taxable income (loss) per limited partnership unit         $    (11.59)    $     32.20
                                                           ============    ============

Partners' equity -- financial statements                   $ 3,289,000     $ 4,247,300

Differences resulting from:
     Depreciation and amortization                             530,800         475,400
     Sales commissions                                         513,400         513,400
     Syndication costs                                         332,200         332,200
                                                           ------------    ------------

Partners' equity -- income tax method                      $ 4,665,400     $ 5,568,300
                                                           ============    ============



----------------------------------------------------------------------------------------
                                                                                Page F-9