Form 10QSB
period 1999-03-31
CALIFORNIA ALMOND INVESTORS I
filed 1999-05-05
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  March 31, 1999             Commission File Number: 33-10196
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



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 March 31, 1999

                                     ASSETS
CURRENT ASSETS
     Cash                                                                334,454
     Investments, short term                                             881,443
     Accounts Receivable, no allowance deemed necessary                  422,654
     Deferred crop costs                                                 174,110
     Advances for farm costs                                             148,371
     Deposits and other prepaids                                               0
                                                                       ---------
         Total Current Assets                                          1,961,022

PROPERTY AND EQUIPMENT
     Land                                                              1,100,800
     Orchards                                                          2,216,700
     Equipment                                                         1,158,900
     Buildings                                                           141,100
                                                                       ---------
                                                                       4,617,500
Less accumulated depreciation                                          2,811,516
                                                                       ---------
                                                                       1,805,984

                                                                       3,767,006
                                                                       =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             11,336
     Payables to general partner and related parties                           0
     Current portion of long-term debt                                    24,000
                                                                       ---------
          Total Current Liabilities                                       35,336

LONG-TERM DEBT, less current portion                                     360,000

PARTNERS' EQUITY                                                       3,371,671


                                                                       =========
                                                                       3,767,006

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         Partnership liquidity is currently diminishing due to falling prices for the 1998 crop. Distributions to Limited Partners will be reduced starting in the second quarter of the year. Distribution will be reduced by an amount not yet determined.

Results of Operations


         The Partnership continued to operate at a break-even rate in the first quarter 1999. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

         Because of the good weather during the almond pollination in February and March, the 1999 crop is expected to be one of the largest ever produced. This potentially record 1999 almond crop is depressing the prices received for the 1998 crop. It is to early to determine what the projected 1999 almond prices will be,

                                     PART II


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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:      __________________________________
                  David Bade
                  President