Form 10QSB
period 1999-06-30
CALIFORNIA ALMOND INVESTORS I
filed 1999-08-18
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1954

For Quarter Ended:  June, 1999                 Commission File Number: 33-10196
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
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization

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
                                  June 30, 1997

                                     ASSETS
CURRENT ASSETS
     Cash                                                          25,238
     Investments, short term                                      434,793
     Accounts Receivable, no allowance deemed necessary           624,629
     Deferred crop costs                                          174,100
     Advances for farm costs                                      277,451
     Deposits and other prepaids                                        0
                                                                ---------
         Total Current Assets                                   1,536,211

PROPERTY AND EQUIPMENT
     Land                                                       1,100,800
     Orchards                                                   2,216,700
     Equipment                                                  1,158,900
     Buildings                                                    141,100

                                                                4,617,500
Less accumulated depreciation                                   2,881,654
                                                                ---------
                                                                1,735,846

                                                                3,272,056
                                                                =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      16,091
     Payables to general partner and related parties                    0
     Current portion of long-term debt                             24,000
                                                                ---------
          Total Current Liabilities                                40,091

LONG-TERM DEBT, less current portion                              348,000

PARTNERS' EQUITY                                                2,883,965

                                                                3,272,056
                                                                =========


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

                          PART I-FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Liquidity and Capital Resources

         The Partnership liquidity continues to decrease. Distributions to Limited Partners have decreased to $57,000.00 per quarter. Due to the decreasing reserves and the current state of the almond market, distributions may be suspended in the fourth quarter until almond market conditions improve.


     Results of Operations

         The Partnership continued to operate at a break-even rate in the second quarter 1999. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

         Because of the good weather during the almond pollination in February and March, the 1999 crop is expected to be largest ever. The California Almond Control Board has declared a 23% set aside. The declared set aside can not be sold and the Partnership will not be paid for these products. The effect of this record crop has been to reduce almond prices for the 1999 crop to the lowest level in the last 10 years.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
            --------------------------------------
                  David A. Bade
                  President