Form 10QSB
period 1999-09-30
CALIFORNIA ALMOND INVESTORS I
filed 1999-11-16
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  September, 1999             Commission File Number: 33-10196
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

[x] Yes [ ] No

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               September 30, 1999


                                     ASSETS

CURRENT ASSETS
     Cash                                                               157,267
     Investments, short term                                            200,517
     Accounts Receivable, no allowance deemed necessary                 658,545
     Deferred crop costs                                                174,100
     Advances for farm costs                                            386,665
     Deposits and other prepaids                                              0
                                                                     ----------
         Total Current Assets                                         1,577,094


PROPERTY AND EQUIPMENT
     Land                                                             1,100,814
     Orchards                                                         2,216,717
     Equipment                                                        1,158,856
     Buildings                                                          141,100

                                                                      4,617,500
Less accumulated depreciation                                        -2,951,812
                                                                     ----------
                                                                      1,665,688

                                                                      3,242,782
                                                                     ==========

                        LIABILITIES AND PARTNERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            44,829
     Payables to general partner and related parties                          0
     Current portion of long-term debt                                   24,000
                                                                     ----------
          Total Current Liabilities                                      68,829

LONG-TERM DEBT, less current portion                                    348,000

PARTNERS' EQUITY                                                      2,825,953

                                                                      3,242,782
                                                                     ==========

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

                          PART I-FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership liquidity continues to decrease. Distributions to Limited Partners have been suspended until the almond market stabilizes.

Results of Operations

         The Partnership continued to operate at a break-even rate in the third quarter 1999. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner

         By: _________________________________________
             David A Bade
             President