Form 10KSB
period 1999-12-31
CALIFORNIA ALMOND INVESTORS I
filed 2000-03-17
CIK 806179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999      Commission File Number 33-10196

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $519,900.00.

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format; Yes _   No  X


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

                                                  Gross Almond       Pounds
                               Producing          Production        Produced
              Year               Acres            (in Pounds)       Per Acre
              ----               -----            -----------       --------
              1986               140.0              61,700              440
              1987               140.0             276,200            1,973
              1988               140.0             166,183            1,187
              1989               140.0             303,360            2,167
              1990               140.0             358,325            2,559
              1991               140.0             199,960            1,428
              1992               140.0             237,242            1,694
              1993               140.0             203,820            1,456

                                  Form 10KSB-5

              1994               140.0             270,819            1,934
              1995               140.0              94,025              672
              1996               140.0             173,281            1,238
              1997               140.0             259,667            1,855
              1998               140.0             132,124              944
              1999               140.0             148,041            1,057


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

                                                  Gross Almond       Pounds
                               Producing          Production        Produced
              Year               Acres            (in Pounds)       Per Acre
              ----               -----            -----------       --------
              1986                33.5              13,494              403
              1987                33.5              49,336            1,473
              1988                33.5              50,285            1,501
              1989                33.5              45,789            1,367
              1990                33.5              76,083            2,271
              1991                33.5              58,690            1,752

                                  Form 10KSB-6

              1992                33.5              31,376              937
              1993                33.5              64,435           1,9223
              1994                33.5              94,324            2,816
              1995                33.5              22,151              661
              1996                33.5              43,751            1,306
              1997                33.5              62,182            1,856
              1998                33.5              57,780            1,725
              1999                33.5              98,322            2,935


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

                                                  Gross Almond       Pounds
                               Producing          Production        Produced
              Year               Acres            (in Pounds)       Per Acre
              ----               -----            -----------       --------
              1986               233.0             114,429              492
              1987               233.0             492,372            2,117
              1988               233.0             116,638              501
              1989               233.0             534,393            2,294
              1990               233.0             511,185            2,193
              1991               233.0             442,028            1,897

                                  Form 10KSB-7

              1992               233.0             515,471            2,212
              1993               233.0             372,591            1,599
              1994               233.0             680,511            2,920
              1995               233.0             151,402              650
              1996               233.0             415,681            1,784
              1997               233.0             548,057            2,352
              1998               233.0             349,220            1,499
              1999               233.0             378,193            1,623

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

                                                  Gross Almond       Pounds
                               Producing          Production        Produced
              Year               Acres            (in Pounds)       Per Acre
              ----               -----            -----------       --------
              1986                83.0               8,311              100
              1987                83.0             130,452            1,572
              1988                83.0             137,863            1,661

                                  Form 10KSB-8

              1989                83.0             112,137            1,351
              1990                83.0             135,035            1,627
              1991                83.0              59,845              721
              1992                83.0              90,412            1,089
              1993                83.0              52,789              636
              1994                83.0              78,773              949
              1995                83.0              41,165              496
              1996                83.0              52,523              632
              1997                83.0             125,402            1,511
              1998                83.0              78,038              940
              1999                83.0              58,647              707


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

                                                  Gross Almond       Pounds
                               Producing          Production        Produced
              Year               Acres            (in Pounds)       Per Acre
              ----               -----            -----------       --------
              1988                41.4              81,682            1,973
              1989                41.4              61,396            1,483
              1990                41.4              74,086            1,790
              1991                41.4              53,568            1,294
              1992                41.4              71,696            1,731
              1993                41.4              42,317            1,022

                                  Form 10KSB-9

              1994                41.4              45,045            1,088
              1995                41.4              22,252              537
              1996                41.4              36,451              880
              1997                41.4              67,948            1,641
              1998                41.4              46,207            1,116
              1999                41.4              49,180            1,188

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

                                                  Gross Almond       Pounds
                               Producing          Production        Produced
              Year               Acres            (in Pounds)       Per Acre
              ----               -----            -----------       --------
              1987                78.0              92,045            1,180
              1988                78.0             160,835            2,062
              1989                78.0             218,022            2,795
              1990                78.0             151,819            1,946
              1991                78.0              93,846            1,203
              1992                78.0              70,507              904
              1993                78.0              65,507              840
              1994                78.0             150,316            1,927
              1995                78.0              65,743              843
              1996                78.0              93,524            1,199
              1997                78.0              93,986            1,205
              1998                78.0              53,718              689
              1999                78.0             141,517            1,814

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.

                                  Form 10KSB-10

Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were approximately $115 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific has been extended through December 31, 2001. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.


Item 3. Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.


Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1999.


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

         As of March 8, 2000 the approximate number of holders of limited partnership units was 795. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

                                  Form 10KSB-11

Distributions

         Set forth below is a schedule of distributions made to the limited partners in 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.

                                          1999          1998          1997          1996          1995          1994          1993
                                        --------      --------      --------      --------      --------      --------      --------
January                                  162,450      $162,450      $114,000      $ 85,500      $ 57,000      $ 57,000      $ 57,000
February
March
April                                    162,450      $162,450       114,000        85,500        57,000        57,000        57,000
May
June
July                                      57,000      $162,450       114,000        85,500        57,000        57,000        57,000
August
September
October                                        0      $162,450       114,000        85,500        57,000        57,000        57,000
November
December
Total Distributions                      381,900      $649,800      $456,000      $342,000      $228,000      $228,000      $228,000
                                        ========      ========      ========      ========      ========      ========      ========


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         As of March 12, 1991, the partnership had acquired six properties, the Cressey, Robertson, Hooker, Clausen, Sierra II, and Famoso Ranches. It is anticipated that purchase of the Famoso ranch will be the last property acquired by the partnership.

         In order to maintain sufficient reserves to meet the operating needs of the partnership, the partnership obtained a mortgage on the Hooker Ranch in 1990. The mortgage note is payable in semi-annual payments of $12,000, with the final balloon payment of $240,000 due in 2005. Interest on the note is currently being accrued at the rate of 8.1% and is subject to periodic adjustment.

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 1999 crop and has secured sufficient additional crop financing necessary to sustain production of the 2000 crop. The portion of the additional financing expected for the 2000 crop, if needed, will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 2000.

                                  Form 10KSB-12

No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. In 1996 the distributions were increased to 6% per annum, and to 8% per annum in 1997. Distributions were increased to 12% per annum in 1998. In 1999 distributions were started at the rate of 12% per annum, but due to the collapes of the almond market, distributions were decreased to 3% per annum in July 1999, and suspened in October 1999.

Results of Operations

         Combined harvest from the partnerships properties yielded 873,900 pounds of almonds in 1999 and 717,087 pounds of almonds in 1998. These yields represent average pounds produced per acre of 1,436 in 1999 and 1,178 in 1998. The increase in production in 1999 was industry wide and was due to the good weather during the bloom period in March. The determination of the final settlement price for the 1999 almonds will not be determined until the fall of 2000 and is subject to variation based upon market conditions. The 1999 crop price estimate is $0.68 per pound compared to $1.39 per pound in 1998. Based on available information at this time, the General Partner feels confident that the expected final sales price of $0.68 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,322 in 1999 and , $1,488 in 1998. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $160,500 in 1999 and $182,300 in 1998. The General Partner anticipate similar levels of general and administrative costs in the future.

Item 7. Financial Statements and Supplementary Data

                                  Form 10KSB-13

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

Donald D. Bade

         Mr. Bade, age 63, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 37, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

                                  Form 10KSB-14

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

         Charterhill Pacific, Inc. has contracted to manage the administration of the partnership and the farming operations. of the partnership (See Footnote 2 to the financial statements.)

         There are no arrangements known to the partnership, the operations of which may, at a subsequent date, result in a change in control of the partnership.


Item 12. Certain Relationships and Related Transactions.

         The partnership pays or has paid certain fees to related  parties.  See
Note 2 of the financial statements.

                                  Form 10KSB-15

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

                                  Form 10KSB-16

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


         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership


By:      Vintech Almond Advisers Inc.
         Its Managing General Partner


By:     _____________________________                  March 15, 1999
        David A. Bade, President                       --------------
                                                       Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

________________________  Director, Vintech Almond Advisers, Inc. March 15, 1999
David A. Bade             Principal Executive Officer             --------------
                          Principal Financial Officer              Date
                          Principal Accounting Officer of
                              the Registrant and
                              Vintech Almond Advisers, Inc.

                                  Form 10KSB-17

--------------------------------------------------------------------------------


                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 and 1998


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                    CONTENTS

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT .............................................   F-1


FINANCIAL STATEMENTS

     Balance sheets ......................................................   F-2

     Statements of operations ............................................   F-3

     Statements of partners' equity ......................................   F-4

     Statements of cash flows ............................................   F-5

     Notes to financial statements .......................................   F-6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 1999 and 1998, and the statements of operations, partners' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

Santa Rosa, California
February 9, 2000

                                                                        Page F-1

                                                                                                       CALIFORNIA ALMOND INVESTORS I
                                                                                                  (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                                      BALANCE SHEETS
                                                                                                          DECEMBER 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                               ASSETS

                                                                                                  1999                      1998
                                                                                               -----------              -----------
CURRENT ASSETS
      Cash                                                                                     $   346,900              $ 1,296,700
      Accounts receivable                                                                          314,000                  440,400
      Receivable from general partner                                                               58,200                     --
      Receivable from limited partners                                                               8,200                     --
      Deferred crop costs                                                                          185,100                  174,100
      Advances for farm costs                                                                       31,800                     --
                                                                                               -----------              -----------

          Total current assets                                                                     944,200                1,911,200
                                                                                               -----------              -----------

PROPERTY AND EQUIPMENT
      Land                                                                                       1,100,800                1,100,800
      Orchards                                                                                   2,216,700                2,216,700
      Equipment                                                                                  1,158,900                1,158,900
      Buildings                                                                                    141,100                  141,100
                                                                                               -----------              -----------

                                                                                                 4,617,500                4,617,500
      Less accumulated depreciation                                                             (3,021,900)              (2,741,000)
                                                                                               -----------              -----------

                                                                                                 1,595,600                1,876,500
                                                                                               -----------              -----------

          Total assets                                                                         $ 2,539,800              $ 3,787,700
                                                                                               ===========              ===========


                                                  LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                                 $    35,600              $    18,800
      Current maturities of long-term debt                                                          24,000                   24,000
      Payables to general partner and related parties                                                 --                     21,000
      Distributions payable to limited partners                                                       --                     74,900
                                                                                               -----------              -----------

          Total current liabilities                                                                 59,600                  138,700

LONG-TERM DEBT, less current maturities                                                            336,000                  360,000

PARTNERS' EQUITY                                                                                 2,144,200                3,289,000
                                                                                               -----------              -----------

          Total liabilities and partners' equity                                               $ 2,539,800              $ 3,787,700
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

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                                      1999              1998
                                                   -----------      -----------
REVENUES
      Crops                                        $   492,100      $ 1,154,100
      Interest and other                                27,800           58,000
                                                   -----------      -----------

                                                       519,900        1,212,100
                                                   -----------      -----------

EXPENSES
      Operating                                        805,000          906,200
      Depreciation                                     280,900          280,200
      General and administrative                       160,500          182,300
      Interest                                          36,500           38,800
                                                   -----------      -----------

                                                     1,282,900        1,407,500
                                                   -----------      -----------

NET LOSS                                           $  (763,000)     $  (195,400)
                                                   ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT              $    (63.17)     $    (16.18)
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                                                                       CALIFORNIA ALMOND INVESTORS I
                                                                                                  (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                      STATEMENTS OF PARTNERS' EQUITY
                                                                                                          December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                         Limited
                                                       Partnership           Limited               General
                                                          Units              Partners               Partner                Total
                                                       -----------          -----------           -----------           -----------
Balance, December 31, 1997                                  12,079          $ 4,242,000           $     5,300           $ 4,247,300

Cash distributions                                            --               (724,700)              (38,200)             (762,900)

Net loss                                                      --               (193,400)               (2,000)             (195,400)
                                                       -----------          -----------           -----------           -----------

Balance, December 31, 1998                                  12,079            3,323,900               (34,900)            3,289,000

Cash distributions                                            --               (381,800)                 --                (381,800)

Net loss                                                      --               (755,400)               (7,600)             (763,000)
                                                       -----------          -----------           -----------           -----------

Balance, December 31, 1999                                  12,079          $ 2,186,700           $   (42,500)          $ 2,144,200
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

                                                                                                       CALIFORNIA ALMOND INVESTORS I
                                                                                                  (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                              Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    1999                    1998
                                                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                                   $  (763,000)           $  (195,400)
      Adjustments to reconcile net loss to net
          cash provided (used) by operating activities:
              Depreciation                                                                           280,900                280,200
          Changes in:
              Accounts receivable                                                                    126,400                433,500
              Receivable from general partner                                                        (58,200)                  --
              Receivable from limited partners                                                        (8,200)                  --
              Deferred crop costs                                                                    (11,000)                24,900
              Advances for farm costs                                                                (31,800)                 1,400
              Accounts payable and accrued liabilities                                                16,800                (12,800)
              Payable to general partner and related parties                                         (21,000)               (45,000)
                                                                                                 -----------            -----------

                  Net cash provided (used) by operating activities                                  (469,100)               486,800
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Distributions to partners                                                                     (456,700)              (684,100)
      Payments on long-term debt                                                                     (24,000)               (24,000)
                                                                                                 -----------            -----------

                  Net cash used by financing activities                                             (480,700)              (708,100)
                                                                                                 -----------            -----------

DECREASE IN CASH                                                                                    (949,800)              (221,300)

CASH, beginning of year                                                                            1,296,700              1,518,000
                                                                                                 -----------            -----------

CASH, end of year                                                                                $   346,900            $ 1,296,700
                                                                                                 ===========            ===========

SUPPLEMENTAL CASH-FLOW INFORMATION

      Cash paid during the year for:
          Interest                                                                               $    36,500            $    38,800

      Non-cash financing activities:
          Distributions payable to:
              Limited partners                                                                   $      --              $    74,900
              General partner                                                                    $      --              $     3,900


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

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

Description of operations - California Almond Investors I (A California Limited Partnership) (the Partnership), owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., is the managing general partner. Donald Bade is the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The Partnership is to continue until December 2016, unless sooner terminated. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly owned by Donald Bade.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a twelve-month period. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership's revenue includes proceeds from crop insurance, which pays if the almond crop yields less than the insured amount. The Partnership recognized $44,300 of revenue from crop insurance for the year ended December 31, 1998. No crop insurance was received for the year ended December 31, 1999.

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

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. Distributions per partnership unit were $31.62 and $60.00 for the years ended December 31, 1999 and 1998, respectively.

Allocation of net income (loss) per limited partnership unit - Net income (loss) is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 1999 and 1998.

Income taxes - Net income or loss is allocated to the partners as specified in the partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk - Certain financial instruments, primarily cash and accounts receivable, potentially subject the Partnership to concentrations of credit risk. Cash deposited in bank demand deposit accounts is in excess of FDIC insurance thresholds. The Partnership deposits excess cash into a money fund account that invests primarily in U. S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 1999.

--------------------------------------------------------------------------------
                                                                        Page F-6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the estimated price per pound of the current year's crop, the collectability of estimated amounts due from the almond buyer, and the useful life of depreciable assets. The estimated price per pound is dependent on the crop yield and other factors, such as decisions of the California Almond Control Board related to the supply of almonds to be released in the marketplace. The amounts estimated could differ significantly from actual results.

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


NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

The  Partnership  has  an  agreement  with  Charterhill  Pacific,  a  California
Corporation controlled by David A. Bade, son of Donald Bade, to manage all Partnership operations and to supervise and manage farming operations of the orchards. Under the Partnership Management Agreement, which expires December 31, 2001, Charterhill Pacific is paid approximately $ 8,100 per month, adjusted annually for increases in the Consumer Price Index, plus expenses. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $114 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined in the Agreement. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions subject to certain limitations. During the year ended December 31, 1999, the managing general partner received distributions based on an estimate of distributions for the year. Due to the low crop price and resulting net loss, distributions were reduced from the original estimate, resulting in an overpayment to the managing general partner. The amount of the overpayment is recorded as a receivable from the general partner and will be withheld from future distributions. Amounts paid or accrued to Charterhill Pacific and to the general partner in 1999 and 1998 were as follows:


                                                           1999           1998
                                                         --------       --------
Charterhill Pacific:
      Partnership Management Agreement                   $105,500       $110,600
      Farm Management Agreement                            81,200        140,000
General Partner                                            20,100         40,200
                                                         --------       --------
                                                         $206,800       $290,800
                                                         ========       ========

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES (Continued)

Future minimum payments under the Partnership Management Agreement are as follows:


                        Year Ending December 31,
                        ------------------------
                                 2000                            $  97,200
                                 2001                               97,200
                                                                 ---------
                                                                 $ 194,400
                                                                 =========


NOTE 3 - LONG-TERM DEBT

                                                           1999          1998
                                                         ---------    ---------
Mortgage note, with variable interest at 8.10% and
     subject to adjustment in January 2000;
     semi-annual principal repayments of $12,000
     are due January 1 and July 1, with a balloon
     payment in January 2005; secured by a deed of
     trust on an almond orchard and associated
     equipment with a net book value at December
     31, 1999 and 1998, of approximately $575,500
     and $680,000, respectively                          $ 360,000    $ 384,000

Less current maturities                                    (24,000)     (24,000)
                                                         ---------    ---------
                                                         $ 336,000    $ 360,000
                                                         =========    =========


Principal maturities for succeeding years are as follows:

                        Year Ending December 31,
                        ------------------------
                                 2000                            $  24,000
                                 2001                               24,000
                                 2002                               24,000
                                 2003                               24,000
                                 2004                               24,000
                               Thereafter                          240,000
                                                                 ---------
                                                                 $ 360,000
                                                                 =========

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 4 - PARTNERS' EQUITY

The  partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority returns of approximately $4,698,600 have not been fully paid as of December 31, 1999. Unreturned capital is defined, in general, as the limited partners' capital contribution reduced by proceeds from the sale of the Partnership or the Partnership's property. Cash distributions are determined by the general partner based on the Partnership's working capital needs. Distributions paid or payable totaled $381,900 and $762,900 for the years ended December 31, 1999 and 1998, respectively.

Cash distributions on the sale or liquidation of the Partnership are allocated first to the limited partners in an amount equal to their capital contribution of $6,039,500, and then 99% to the limited partners in an amount equal to the sum of their cumulative priority return.

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


NOTE 5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:

                                                                                                  1999                     1998
                                                                                               -----------              -----------
Net loss - financial statements                                                                $  (763,000)             $  (195,400)

Differences resulting from depreciation and amortization                                            55,700                   55,400
                                                                                               -----------              -----------

Net loss - income tax method                                                                   $  (707,300)             $  (140,000)
                                                                                               ===========              ===========

Taxable loss per limited partnership unit                                                      $    (58.56)             $    (11.59)
                                                                                               ===========              ===========

Partners' equity - financial statements                                                        $ 2,144,100              $ 3,289,000

Differences resulting from:
      Depreciation and amortization                                                                586,500                  530,800
      Sales commissions                                                                            513,400                  513,400
      Syndication costs                                                                            332,200                  332,200
                                                                                               -----------              -----------

Partners' equity - income tax method                                                           $ 3,576,200              $ 4,665,400
                                                                                               ===========              ===========


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-9