Form 10QSB
period 2000-03-31
CALIFORNIA ALMOND INVESTORS I
filed 2000-04-12
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1954

For Quarter Ended:  March 31, 2000              Commission File Number: 33-10196
                    --------------                                      --------


             (Exact name of registrant as specified in its charter)


                          California Almond Investors I
                        --------------------------------
                        A California Limited Partnership


California                                                                                94-3021790
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization    I.R.S. Employer Identification No.)

2210 Northpoint Parkway, Santa Rosa, CA 95407
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

(707) 579-3742
----------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

----------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]    Yes           [ ]     No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 March 31, 2000

                                     ASSETS
CURRENT ASSETS
     Cash                                                          141,277
     Investments, short term                                       205,226
     Accounts Receivable, no allowance deemed necessary            464,445
     Deferred crop costs                                           121,776
     Advances for farm costs                                       121,086
     Deposits and other prepaids                                     08215
                                                                 ---------
         Total Current Assets                                    1,,062,025

PROPERTY AND EQUIPMENT
     Land                                                        1,100,814
     Orchards                                                    2,216,717
     Equipment                                                   1,158,857
     Buildings                                                     141,071
                                                                 ---------
                                                                 4,617,457
Less accumulated depreciation                                    3,092,066
                                                                 ---------
                                                                 1,525,391

                                                                 2,587,416
                                                                 =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       97,499
     Payables to general partner and related parties               (14,270)
     Current portion of long-term debt                              24,000
                                                                 ---------
          Total Current Liabilities                                107,229

LONG-TERM DEBT, less current portion                               336,000

PARTNERS' EQUITY                                                 2,144,187


                                                                 =========
                                                                 2,587,416

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         Partnership liquidity is currently diminishing due to falling prices for the 1999 crop. Distributions to Limited Partners have been suppended. Although it is currently anticipated that the Partnership will have sufficient liquidity to complete the 2000 crop without having to incure any debt, this could change if there is further reduction in almond prices.

Results of Operations

         The Partnership continued to operate at a break-even rate in the first quarter 2000. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

         Because of the poor weather during the almond pollination in February and March, the 2000 crop is expected to be small that the 1999 crop. It is to early to determine what the projected 2000 almond prices will be.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:      ______________________________________
                  David Bade
                  President