Form 10-Q
period 2000-06-30
CALIFORNIA ALMOND INVESTORS I
filed 2000-08-15
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  June, 2000                  Commission File Number: 33-10196
                    ----------                                          --------


             (Exact name of registrant as specified in its charter)



                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership

California                                                           94-3021790
--------------------------------------------------------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization

2210 Northpoint Parkway, Santa Rosa, CA            95407
--------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

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

                                  June 30, 1997

                                     ASSETS

CURRENT ASSETS
     Cash                                                                 25,754
     Investments, short term                                             157,767
     Accounts Receivable, no allowance deemed necessary                  182,045
     Deferred crop costs                                                 121,776
     Advances for farm costs                                             -19,674
     Inventory-In Process                                                580,047
     Deposits and other prepaids                                           8,215
                                                                       ---------
         Total Current Assets                                          1,055,930

PROPERTY AND EQUIPMENT
     Land                                                              1,100,814
     Orchards                                                          2,216,717
     Equipment                                                         1,158,855
     Buildings                                                           141,071

                                                                       4,617,457
Less accumulated depreciation                                          3,162,215
                                                                       ---------
                                                                       1,455,242

                                                                       2,511,172
                                                                       =========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             18,985
     Payables to general partner and related parties                           0
     Current portion of long-term debt                                    24,000
                                                                       ---------
          Total Current Liabilities                                       42,985

LONG-TERM DEBT, less current portion                                     324,000

PARTNERS' EQUITY                                                       2,144,187

                                                                       2,511,172
                                                                       =========


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

                          PART I-FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     Although Partnership liquidity continues to decrease as production costs for the 2000 crop continue, the Partnership will have sufficient liquidity to complete the harvest and delivery of the current crop. The Almond Board has released the 23% 1999 crop reserve due to good sales. The release of this reserve should have the effect of increasing income from the 1999 crop by $0.20 to $0.25 per pound.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
                  -----------------------------------------------------
                  David A. Bade
                  President