Form 10QSB
period 2000-09-30
CALIFORNIA ALMOND INVESTORS I
filed 2000-11-14
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1954

For Quarter Ended:  September, 2000             Commission File Number: 33-10196
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


(Former name, former address and former fiscal year, if changed since last report.)
--------------------------------------------------------------------------------


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

                               September 30, 2000

                                     ASSETS

CURRENT ASSETS
     Cash                                                     228,822
     Investments, short term                                  110,234
     Accounts Receivable, no allowance deemed necessary       699,612
     Deferred crop costs                                      121,776
     Advances for farm costs                                  -34,005
     Deposits and other prepaids                                8,915
                                                            ---------
         Total Current Assets                               1,135,354

PROPERTY AND EQUIPMENT
     Land                                                   1,100,814
     Orchards                                               2,216,717
     Equipment                                              1,158,855
     Buildings                                                141,071

                                                            4,617,457

Less accumulated depreciation                              -3,232,363
                                                            ---------
                                                            1,385,094

                                                            2,520,448
                                                            =========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                  28,261
     Payables to general partner and related parties                0
     Current portion of long-term debt                         24,000
                                                            ---------
          Total Current Liabilities                            52,261

LONG-TERM DEBT, less current portion                          324,000

PARTNERS' EQUITY                                            2,144,187

                                                            2,520,448
                                                            =========

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

     Results of Operations

         The Partnership continued to operate at a break-even rate in the third quarter 2000. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

         Because of the poor weather during the almond pollination in February and March, the 2000 crop is expected to be smaller than the 1999 crop. It is to early to determine what the projected 2000 almond prices will be.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:      /S/ David A Bade
                  -----------------------------------------------------
                  David A Bade
                  President