Form 10KSB
period 2000-12-31
CALIFORNIA ALMOND INVESTORS I
filed 2001-03-12
CIK 806179

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000      Commission File Number 33-10196

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

               Registrant's telephone number, including area code:
                                 707-579-3742

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $1,052,462.24

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format; Yes       No  X
                                                   ---      ---
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

                                               Gross Almond             Pounds
                                Producing      Production               Produced
              Year              Acres          (in Pounds)              Per Acre
              ----              -----          -----------              --------

              1986              140.0               61,700                  440
              1987              140.0              276,200                1,973
              1988              140.0              166,183                1,187
              1989              140.0              303,360                2,167
              1990              140.0              358,325                2,559
              1991              140.0              199,960                1,428
              1992              140.0              237,242                1,694
              1993              140.0              203,820                1,456


                                  Form 10KSB-5

              1994              140.0              270,819                1,934
              1995              140.0               94,025                  672
              1996              140.0              173,281                1,238
              1997              140.0              259,667                1,855
              1998              140.0              132,124                  944
              1999              140.0              148,041                1,057
              2000              140.0              131,125                  937

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

                                               Gross Almond             Pounds
                                Producing      Production               Produced
              Year              Acres          (in Pounds)              Per Acre
              ----              -----          -----------              --------

              1986               33.5               13,494                  403
              1987               33.5               49,336                1,473
              1988               33.5               50,285                1,501
              1989               33.5               45,789                1,367
              1990               33.5               76,083                2,271


                                  Form 10KSB-6

              1991               33.5               58,690                1,752
              1992               33.5               31,376                  937
              1993               33.5               64,435               1,9223
              1994               33.5               94,324                2,816
              1995               33.5               22,151                  661
              1996               33.5               43,751                1,306
              1997               33.5               62,182                1,856
              1998               33.5               57,780                1,725
              1999               33.5               98,322                2,935
              2000               33.5               61,420                1,833

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

                                               Gross Almond             Pounds
                                Producing      Production               Produced
              Year              Acres          (in Pounds)              Per Acre
              ----              -----          -----------              --------

              1986              233.0              114,429                  492
              1987              233.0              492,372                2,117
              1988              233.0              116,638                  501
              1989              233.0              534,393                2,294


                                  Form 10KSB-7

              1990              233.0              511,185                2,193
              1991              233.0              442,028                1,897
              1992              233.0              515,471                2,212
              1993              233.0              372,591                1,599
              1994              233.0              680,511                2,920
              1995              233.0              151,402                  650
              1996              233.0              415,681                1,784
              1997              233.0              548,057                2,352
              1998              233.0              349,220                1,499
              1999              233.0              378,193                1,623
              2000              233.0              423,808                1.819

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


                                  Form 10KSB-8

                                               Gross Almond             Pounds
                                Producing      Production               Produced
              Year              Acres          (in Pounds)              Per Acre
              ----              -----          -----------              --------

              1986               83.0                8,311                  100
              1987               83.0              130,452                1,572
              1988               83.0              137,863                1,661
              1989               83.0              112,137                1,351
              1990               83.0              135,035                1,627
              1991               83.0               59,845                  721
              1992               83.0               90,412                1,089
              1993               83.0               52,789                  636
              1994               83.0               78,773                  949
              1995               83.0               41,165                  496
              1996               83.0               52,523                  632
              1997               83.0              125,402                1,511
              1998               83.0               78,038                  940
              1999               83.0               58,647                  707
              2000               83.0              120,820                1,456

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

                                               Gross Almond             Pounds
                                Producing      Production               Produced
              Year              Acres          (in Pounds)              Per Acre
              ----              -----          -----------              --------

              1988               41.4               81,682                1,973
              1989               41.4               61,396                1,483
              1990               41.4               74,086                1,790
              1991               41.4               53,568                1,294
              1992               41.4               71,696                1,731
              1993               41.4               42,317                1,022
              1994               41.4               45,045                1,088
              1995               41.4               22,252                  537
              1996               41.4               36,451                  880
              1997               41.4               67,948                1,641
              1998               41.4               46,207                1,116
              1999               41.4               49,180                1,188
              2000               41.4               29,416                  711

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

                                               Gross Almond             Pounds
                                Producing      Production               Produced
              Year              Acres          (in Pounds)              Per Acre
              ----              -----          -----------              --------

              1987               78.0               92,045                1,180
              1988               78.0              160,835                2,062
              1989               78.0              218,022                2,795
              1990               78.0              151,819                1,946
              1991               78.0               93,846                1,203
              1992               78.0               70,507                  904
              1993               78.0               65,507                  840


                                  Form 10KSB-10

              1994               78.0              150,316                1,927
              1995               78.0               65,743                  843
              1996               78.0               93,524                1,199
              1997               78.0               93,986                1,205
              1998               78.0               53,718                  689
              1999               78.0              141,517                1,814
              2000               78.0               60,331                  773

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.

Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were approximately $117 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific can be terminated at any time upon 120 days notice. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

Item 3.  Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2000.

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

         As of December 31, 2000 the approximate number of holders of limited partnership units was 796. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.


                                  Form 10KSB-11

Distributions

         Set forth  below is a schedule  of  distributions  made to the  limited partners  in 1993,  1994,  1995,  1996,  1997,  1998 and  1999.  The  source  of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.
-------------------------------------------------------------------------------------------------------------------------
                              2000        1999         1998        1997        1996         1995        1994       1993
-------------------------------------------------------------------------------------------------------------------------
January                          0     162,450     $162,450    $114,000     $85,500      $57,000     $57,000     $57,000
-------------------------------------------------------------------------------------------------------------------------
February
-------------------------------------------------------------------------------------------------------------------------
March
-------------------------------------------------------------------------------------------------------------------------
April                            0     162,450     $162,450     114,000      85,500       57,000      57,000      57,000
-------------------------------------------------------------------------------------------------------------------------
May
-------------------------------------------------------------------------------------------------------------------------
June
-------------------------------------------------------------------------------------------------------------------------
July                             0      57,000     $162,450     114,000      85,500       57,000      57,000      57,000
-------------------------------------------------------------------------------------------------------------------------
August
-------------------------------------------------------------------------------------------------------------------------
September
-------------------------------------------------------------------------------------------------------------------------
October                          0           0     $162,450     114,000      85,500       57,000      57,000      57,000
-------------------------------------------------------------------------------------------------------------------------
November
-------------------------------------------------------------------------------------------------------------------------
December
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Total Distributions             $0    $381,900     $649,800    $456,000    $342,000     $228,000    $228,000    $228,000
                                ==    ========     ========    ========    ========     ========    ========    ========
-------------------------------------------------------------------------------------------------------------------------

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

         In order to maintain sufficient reserves to meet the operating needs of the partnership, the partnership obtained a mortgage on the Hooker Ranch in 1990. The mortgage note is payable in semi-


                                  Form 10KSB-12
annual payments of $12,000, with the final balloon payment of $240,000 due in 2005. Interest on the note is currently being accrued at the rate of 8.1% and is subject to periodic adjustment.

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 2000 crop and has secured sufficient additional crop financing necessary to sustain production of the 2001 crop. The portion of the additional financing expected for the 2001 crop, if needed, will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 2001.


                                  Form 10KSB-13

No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. In 1996 the distributions were increased to 6% per annum, and to 8% per annum in 1997. Distributions were increased to 12% per annum in 1998. In 1999 distributions were started at the rate of 12% per annum, but due to the collapse of the almond market, distributions were decreased to 3% per annum in July 1999, and suspended in Octo ber 1999. There were no distributions paid in 2000, and none are expected to be paid in 2001.

The State of California is currently experiencing a major power crisis and it is unknown if or when it will be resolved. The Partnership is a major user of power for the irrigation of the orchards. Any increase in power costs will have a direct effect on the profitability of the Partnership. If, for any reason, power is not available for irrigation when it is required it could have a highly negative effect on the production and size of the corp.

The California Almond Industry is currently going through a readjustment period. In the last few years, almond production has increased more rapidly than the markets have expanded. This has resulted in lower than normal prices for almonds. This trend is expected to continue for the next few years, until supply and demand can be brought into balance.

Results of Operations

         Combined harvest from the partnerships properties yielded 826,920 pounds of almonds in 2000 and 873,900 pounds of almonds in 1999. These yields represent average pounds produced per acre of 1,358 in 2000 and 1,436 in 1999. The determination of the final settlement price for the 2000 almonds will not be determined until the fall of 2001 and is subject to variation based upon market conditions. The 2000 crop price estimate is $1.04 per pound compared to $0.87 per pound in 1999. Based on available information at this time, the General Partner believes that the expected final sales price of $1.04 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,187 in 2000 and , $1,322 in 1999. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $138,200 in 2000 and $160,500 in 1999. The General Partner anticipate similar levels of general and administrative costs in the future.

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

Donald D. Bade

         Mr. Bade, age 64, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 38, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.


                                  Form 10KSB-15

Item 10. Executive Compensation.

         The partnership does not pay or employ directly any directors or officers. Compensation to the directors and officers of Vintech Almond Advisors, Inc., is based on Vintech Almond Advisors' income from all activities rather than from the results of the partnership in particular.

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



By:                                                               March 15, 2000
        ---------------------------------------------             --------------
                 David A.  Bade, President                        Date





         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the date indicated.
                                    Director, Vintech Almond Advisers, Inc.      March 15, 2000
---------------------------         Principal Executive Officer                  ---------------
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

                                       Form 10KSB-18

--------------------------------------------------------------------------------

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                    CONTENTS

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


FINANCIAL STATEMENTS

     Balance sheets........................................................F - 2

     Statements of operations..............................................F - 3

     Statements of partners' equity........................................F - 4

     Statements of cash flows..............................................F - 5

     Notes to financial statements.........................................F - 6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 2000 and 1999, and the statements of operations, partners' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

                                             /s/ Moss Adams LLP

Santa Rosa, California
January 23, 2001

                                                                      Page F - 1

                                                               CALIFORNIA ALMOND INVESTORS I
                                                          (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                              BALANCE SHEETS
                                                                  December 31, 2000 and 1999
--------------------------------------------------------------------------------------------
                                     ASSETS

                                                                      2000           1999
                                                                  -----------    -----------
CURRENT ASSETS
     Cash                                                         $   397,200    $   346,900
     Accounts receivable                                              448,600        314,000
     Receivable from general partner                                   58,200         58,200
     Receivable from limited partners                                   8,200          8,200
     Deferred crop costs                                              167,600        185,100
     Advances for farm costs                                             --           31,800
                                                                  -----------    -----------

         Total current assets                                       1,079,800        944,200
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT
     Land                                                           1,100,800      1,100,800
     Orchards                                                       2,216,700      2,216,700
     Equipment                                                      1,158,900      1,158,900
     Buildings                                                        141,100        141,100
                                                                  -----------    -----------

                                                                    4,617,500      4,617,500
     Less accumulated depreciation                                 (3,263,100)    (3,021,900)
                                                                  -----------    -----------

                                                                    1,354,400      1,595,600
                                                                  -----------    -----------

         Total assets                                             $ 2,434,200    $ 2,539,800
                                                                  ===========    ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                     $    31,400    $    35,600
     Current maturities of long-term debt                              24,000         24,000
     Payable to related party                                          18,900           --
                                                                  -----------    -----------

         Total current liabilities                                     74,300         59,600

LONG-TERM DEBT, less current maturities                               312,000        336,000

PARTNERS' EQUITY                                                    2,047,900      2,144,200
                                                                  -----------    -----------

         Total liabilities and partners' equity                   $ 2,434,200    $ 2,539,800
                                                                  ===========    ===========



See accompanying notes.
---------------------------------------------------------------------------------------------
                                                                                   Page F - 2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                          2000             1999
                                                   -----------      -----------
REVENUES
     Crops                                         $ 1,038,600      $   492,100
     Interest and other                                 13,900           27,800
                                                   -----------      -----------

                                                     1,052,500          519,900
                                                   -----------      -----------

EXPENSES
     Operating                                         722,600          805,000
     Depreciation                                      259,300          280,900
     General and administrative                        138,200          160,500
     Interest                                           28,700           36,500
                                                   -----------      -----------

                                                     1,148,800        1,282,900
                                                   -----------      -----------

NET LOSS                                           $   (96,300)     $  (763,000)
                                                   ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT              $     (7.97)     $    (63.17)
                                                   ===========      ===========




See accompanying notes.
--------------------------------------------------------------------------------
                                                                      Page F - 3

                                                                                      CALIFORNIA ALMOND INVESTORS I
                                                                                 (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                                     STATEMENTS OF PARTNERS' EQUITY
                                                                                         December 31, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------

                                                              Limited
                                                             Partnership     Limited         General
                                                               Units         Partners        Partner        Total
                                                             -----------   -----------    -----------    -----------

Balance, December 31, 1998                                        12,079   $ 3,323,900    $   (34,900)   $ 3,289,000

Cash distributions                                                  --        (381,800)          --         (381,800)

Net loss                                                            --        (755,400)        (7,600)      (763,000)
                                                             -----------   -----------    -----------    -----------

Balance, December 31, 1999                                        12,079     2,186,700        (42,500)     2,144,200

Cash distributions                                                  --            --             --             --

Net loss                                                            --         (95,300)        (1,000)       (96,300)
                                                             -----------   -----------    -----------    -----------

Balance, December 31, 2000                                        12,079   $ 2,091,400    $   (43,500)   $ 2,047,900
                                                             ===========   ===========    ===========    ===========


See accompanying notes.
---------------------------------------------------------------------------------------------------------------------
                                                                                                           Page F - 4


                                                             CALIFORNIA ALMOND INVESTORS I
                                                        (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                  STATEMENTS OF CASH FLOWS
                                                    Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------

                                                                  2000           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $   (96,300)   $  (763,000)
     Adjustments to reconcile net loss to net
         cash from operating activities:
             Depreciation                                         241,200        280,900
         Changes in:
             Accounts receivable                                 (134,600)       126,400
             Receivable from general partner                         --          (58,200)
             Receivable from limited partners                        --           (8,200)
             Deferred crop costs                                   17,500        (11,000)
             Advances for farm costs                               31,800        (31,800)
             Accounts payable and accrued liabilities              (4,200)        16,800
             Payable to general partner and related parties        18,900        (21,000)
                                                              -----------    -----------

                 Net cash from operating activities                74,300       (469,100)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                   (24,000)       (24,000)
     Distributions to partners                                       --         (456,700)
                                                              -----------    -----------

                 Net cash from financing activities               (24,000)      (480,700)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    50,300       (949,800)

CASH, beginning of year                                           346,900      1,296,700
                                                              -----------    -----------

CASH, end of year                                             $   397,200    $   346,900
                                                              ===========    ===========

SUPPLEMENTAL CASH-FLOW INFORMATION

     Cash paid during the year for:
         Interest                                             $    28,700    $    36,500

See accompanying notes.
----------------------------------------------------------------------------------------
                                                                              Page F - 5

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

Cash and cash equivalents - The Partnership considers all investments with maturities at the time of acquisition of three months or less to be cash equivalents.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a twelve-month period. The estimated price per pound is based on actual payments received for the current crop and current market conditions. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership recognized $128,200 of additional revenue for the 1999 crop during 2000, and a loss of $143,200 for the 1998 crop during 1999. The Partnership's revenue includes proceeds from crop insurance, which pays if the almond crop yields less than the insured amount. The Partnership recognized $16,800 of revenue from crop insurance for the year ended December 31, 2000. No crop insurance was received for the year ended December 31, 1999.

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

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. Distributions per partnership unit were $31.62 for the year ended December 31, 1999. There were no distributions for the year ended December 31, 2000.

Allocation of net income (loss) per limited partnership unit - Net income (loss) is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 2000 and 1999.

Income taxes - Net income or loss is allocated to the partners as specified in the partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.


--------------------------------------------------------------------------------
                                                                      Page F - 6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk - Certain financial instruments, primarily cash and accounts receivable, potentially subject the Partnership to concentrations of credit risk. Cash deposited in bank demand deposit accounts is in excess of FDIC insurance thresholds. The Partnership deposits excess cash into a money fund account that invests primarily in U.S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 2000.

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

NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

The  Partnership  has  an  agreement  with  Charterhill  Pacific,  a  California
Corporation controlled by David A. Bade, son of Donald Bade, to manage all Partnership operations and to supervise and manage farming operations of the orchards. Under the Partnership Management Agreement, which expires December 31, 2001, Charterhill Pacific is paid approximately $8,300 per month, adjusted annually for increases in the Consumer Price Index, plus expenses. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $117 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined in the Agreement. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions subject to certain limitations. During the year ended December 31, 1999, the managing general partner received distributions based on an estimate of distributions for the year. Due to the low crop price and resulting net loss, distributions were reduced from the original estimate, resulting in an overpayment to the managing general partner. The amount of the overpayment is recorded as a receivable from the general partner and will be withheld from future distributions. Amounts paid or accrued to Charterhill Pacific and to the general partner in 2000 and 1999 were as follows:


--------------------------------------------------------------------------------
                                                                      Page F - 7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES (Continued)


                                                                       2000              1999
                                                                 ---------------    --------------
Charterhill Pacific:
     Partnership Management Agreement                                 $ 106,900         $ 105,500
     Farm Management Agreement                                          101,700            81,200
General Partner                                                               -            20,100
                                                                 ---------------    --------------

                                                                      $ 208,600         $ 206,800
                                                                 ===============    ==============




NOTE  3 - LONG-TERM DEBT


                                                                      2000               1999
                                                                 ---------------    --------------

Mortgage note, with variable interest at 8.10%;
semi-annual principal repayments of $12,000 are due
January 1 and July 1, with a balloon payment in
January 2005; secured by a deed of trust on an almond
orchard and associated equipment with a net book value
at December 31, 2000 and 1999, of approximately
$471,300 and $575,500                                                 $ 336,000         $ 360,000

Less current maturities                                                 (24,000)          (24,000)
                                                                 ---------------    --------------

                                                                      $ 312,000         $ 336,000
                                                                 ===============    ==============

Principal maturities for succeeding years are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              2001                    $  24,000
                                              2002                       24,000
                                              2003                       24,000
                                              2004                       24,000
                                              2005                      240,000
                                                                 ---------------

                                                                      $ 336,000
                                                                 ===============



------------------------------------------------------------------------------------------------------------------
                                                                                                        Page F - 8

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE  4 - PARTNERS' EQUITY

The  partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority returns of approximately $5,423,400 have not been fully paid as of December 31, 2000. Unreturned capital is defined, in general, as the limited partners' capital contribution reduced by proceeds from the sale of the Partnership or the Partnership's property. Cash distributions are determined by the general partner based on the Partnership's working capital needs. Distributions paid or payable totaled $381,800 for the year ended December 31, 1999. There were no distributions paid or payable for the year ended December 31, 2000.

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

NOTE  5 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The  differences  between  the  accrual  method of  accounting  for  income  tax reporting and accrual method of accounting  used in the  accompanying  financial statements are as follows:
                                                               2000           1999
                                                           -----------    -----------
Net loss - financial statements                            $   (96,300)   $  (763,000)

Differences resulting from depreciation and amortization        49,700         55,700
                                                           -----------    -----------

Net loss - income tax method                               $   (46,600)   $  (707,300)
                                                           ===========    ===========

Taxable loss per limited partnership unit                  $     (3.86)   $    (58.56)
                                                           ===========    ===========

Partners' equity - financial statements                    $ 2,047,900    $ 2,144,200

Differences resulting from:
     Depreciation and amortization                             636,200        586,500
     Sales commissions                                         513,400        513,400
     Syndication costs                                         332,200        332,200
                                                           -----------    -----------

Partners' equity - income tax method                       $ 3,529,700    $ 3,576,300
                                                           ===========    ===========




--------------------------------------------------------------------------------
                                                                      Page F - 9