Form 10QSB
period 2001-03-31
CALIFORNIA ALMOND INVESTORS I
filed 2001-05-15
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  March 31, 2001              Commission File Number: 33-10196
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

[x]    Yes           [ ]     No

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                    UNAUDITED
                                 March 31, 2001

ASSETS
CURRENT ASSETS
     Cash                                                             $  246,957
     Investments, short term                                             113,556
     Accounts Receivable, no allowance deemed necessary                  325,101
     Inventory in Process                                                275,983
     Deferred crop costs                                                 167,522
     Advances for farm costs                                             -29,276
     Deposits and other prepaids                                            8215
                                                                      ----------
         Total Current Assets                                          1,108,058

PROPERTY AND EQUIPMENT
     Land                                                              1,100,814
     Orchards                                                          2,216,717
     Equipment                                                         1,158,855
     Buildings                                                           141,071

                                                                       4,617,457
Less accumulated depreciation                                         -3,313,364
                                                                      ----------
                                                                       1,304,093

                                                                      $2,412,151
                                                                      ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $   28,294
     Current portion of long-term debt                                    24,000
                                                                      ----------
          Total Current Liabilities                                       52,294

LONG-TERM DEBT, less current portion                                     312,000

PARTNERS' EQUITY                                                       2,047,857

                                                                      $2,412,151
                                                                      ==========

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

   Although Partnership liquidity continues to decrease as production costs for the 2001 crop continue, the Partnership will have sufficient liquidity to complete the harvest and delivery of the current crop.


Results of Operations

   The Partnership continued to operate at a break-even rate in the first quarter 2001. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.


Almond Market

   The 2001 almond crop is currently projected to be between 850 and 900 million pounds, which would be a record crop. If this estimate is correct, almond prices for the 2001 crop could average below $0.80 per pound. This has had a depressing effect on the value of almond orchards in California, and has produced an almond orchard market with few buyers and a great many sellers.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
                  ------------------------------
                  David A Bade
                  President