Form 10QSB
period 2001-06-30
CALIFORNIA ALMOND INVESTORS I
filed 2001-08-09
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1954

For Quarter Ended:  June, 2001                  Commission File Number: 33-10196
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

[X]    Yes           [ ]     No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  June 30, 2001


                                ASSETS

CURRENT ASSETS
     Cash                                                          141,693
     Investments, short term                                       114,816
     Accounts Receivable, no allowance deemed necessary            200,652
     Inventory-In Process                                          493,089
     Deferred crop costs                                           167,522
     Advances for farm costs                                       -26,238
     Deposits and other prepaids                                    11,092
                                                                 ---------
         Total Current Assets                                    1,102,626

PROPERTY AND EQUIPMENT
     Land                                                        1,100,814
     Orchards                                                    2,216,717
     Equipment                                                   1,158,855
     Buildings                                                     141,071

                                                                 4,617,457
Less accumulated depreciation                                   -3,348,226
                                                                 ---------
                                                                 1,269,231

                                                                 2,371,857
                                                                 =========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            0
     Payables to general partner and related parties                     0
     Current portion of long-term debt                              24,000
                                                                 ---------
          Total Current Liabilities                                 24,000

LONG-TERM DEBT, less current portion                               300,000

PARTNERS' EQUITY                                                 2,047,857

                                                                 2,371,857
                                                                 =========


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

     Results of Operations

         The Partnership continued to operate at a break-even rate in the second quarter 2001. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

     Almond Market

         The 2001 almond crop is currently projected to be between 850 and 900 million pounds, which would be a record crop. If this estimate is correct, almond prices for the 2001 crop could average below $0.80 per pound. This has had a depressing effect on the value of almond orchards in California, and has produced an almond orchard market with few buyers and many sellers. It is not anticipated that situation will change in the near future.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
                  --------------------------------
                  David A. Bade
                  President