Form 10QSB
period 2001-09-30
CALIFORNIA ALMOND INVESTORS I
filed 2001-11-14
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended: September, 2001              Commission File Number: 33-10196
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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


         See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               September 30, 2001

                                     ASSETS
CURRENT ASSETS
     Cash                                                              119,131
     Investments, short term                                            15,825
     Accounts Receivable, no allowance deemed necessary                 85,626
     Inventory-In Process                                              834,154
     Deferred crop costs                                               167,522
     Advances for farm costs                                            -29126
     Deposits and other prepaids                                          8215
                                                                   ------------
         Total Current Assets                                        1,201,347

PROPERTY AND EQUIPMENT
     Land                                                            1,100,814
     Orchards                                                        2,216,717
     Equipment                                                       1,158,855
     Buildings                                                         141,071

                                                                     4,617,457
Less accumulated depreciation                                       -3,383,087
                                                                   ------------
                                                                     1,234,370

                                                                     2,435,717
                                                                   ============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                           63,860
     Payables to general partner and related parties                         0
     Current portion of long-term debt                                  24,000
                                                                   ------------
          Total Current Liabilities                                     87,860

LONG-TERM DEBT, less current portion                                   300,000

PARTNERS' EQUITY                                                     2,047,857

                                                                     2,435,717
                                                                   ============

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

                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         The Partnership liquidity has been greatly reduced due to the reduced final payment for the 2000 crop and the small delivery payments received for the 2001 crop. The final payment for the 2000 crop was $90,803.72 less that accrued on December 31, 2000. This years delivery payment is averaging approximately $0.40 cents per pound. This compares to over $0.50 cents per pound received in 2000.

Unless there is a change in future cash receipts, the Partnership will have to secure crop financing to complete the cultivation and harvest of the 2002 crop.

Results of Operations

         The Partnership continued to operate at a break-even rate in the third quarter 2001. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.


Almond Market

         The 2001 almond crop is currently projected to be approximately 850 million pounds, which would be a record crop. If this estimate is correct, almond prices for the 2001 crop could average below $0.80 per pound. This has had a depressing effect on the value of almond orchards in California, and has produced an almond orchard market with few buyers and many sellers. It is not anticipated that situation will change in the near future.

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

                       CALIFORNIA ALMOND INVESTORS I
                       A California limited partnership

                       By:      Vintech Almond Advisers, Inc.
                                A California corporation,
                                Managing General Partner


November 14, 2001               By:      /s/ David A. Bade
                                         ---------------------------------------
                                         David A. Bade
                                         President