Form 10QSB
period 2002-03-31
CALIFORNIA ALMOND INVESTORS I
filed 2002-05-15
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954

For Quarter Ended:  March 31, 2002              Commission File Number: 33-10196
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


         See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                    UNAUDITED
                                 March 31, 2002

                                     ASSETS
CURRENT ASSETS
     Cash                                                             $   45,437
     Investments, short term                                             133,149
     Accounts Receivable, no allowance deemed necessary                  218,170
     Inventory in Process                                                193,376
     Deferred crop costs                                                  43,119
     Advances for farm costs                                               2,596
     Current portion of notes receivable                                   6,825
                                                                      ----------
         Total Current Assets                                            642,672
                                                                      ----------

NOTES RECEIVABLE-LONG TERM                                               279,175
                                                                      ----------

PROPERTY AND EQUIPMENT
     Land                                                                718,609
     Property Held for Sale                                              164,900
     Orchards                                                          1,418,254
     Equipment                                                           754,871
     Buildings                                                            38,913
                                                                      ----------

                                                                       3,095,547
Less accumulated depreciation                                         -2,188,647
                                                                      ----------
                                                                         906,900
                                                                      ----------

                                                                      $1,828,747
                                                                      ----------

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $   62,143
     Current portion of long-term debt                                    24,000
                                                                      ----------
          Total Current Liabilities                                       86,143

LONG-TERM DEBT, less current portion                                     288,000

PARTNERS' EQUITY                                                       1,454,604
                                                                      ----------

                                                                      $1,828,747
                                                                      ==========

The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               STATEMENT OF INCOME
                                    UNAUDITED
                                                        Three Months
                                                            Ended
                                                       March 31, 2002
                                                       --------------
REVENUES
     Gain on sale of almond orchards                      $122,697
                                                          --------

                                                           122,697

EXPENSES                                                      --
                                                          --------
NET INCOME                                                $122,697
                                                          ========

NET INCOME PER LIMITED PARTNERSHIP UNIT                   $  10.16
                                                          ========

No income statement is presented for the comparable prior period as there was no activity.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                             Three Months
                                                                                Ended
                                                                            March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income                                                                 $ 122,697

    Adjustment to reconcile net income to net cash from operating activities
        Gain on sale of almond orchards                                         (122,697)

        Changes in:
            Accounts receivable                                                  137,541
            Inventory in process                                                (192,452)
            Advances for farm costs                                                2,804
            Accounts payable and accrued liabilities                               8,343
                                                                               ---------

                    Net cash from operating activities                           (43,764)
                                                                               ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of almond orchards                                       111,050
                                                                               ---------

NET CHANGE IN CASH                                                                67,286

CASH, beginning of period                                                        111,300
                                                                               ---------

CASH, end of period                                                            $ 178,586
                                                                               =========

SUPPLEMENTAL CASH-FLOW INFORMATION

     Non-cash investing activities
           Notes receivable from sale of almond orchards                       $ 286,000

No cash flow statement is presented for the comparable prior period as there was no income statement activity.

                          PART I-FINANCIAL INFORMATION

     NOTES TO FINANCIAL STATEMENTS

     NOTE 1 - BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership's December 31, 2001, audited financial statements and notes thereto.

     NOTE 2 - PROPERTY SALES

     During the first quarter, the Partnership sold the 41.4 acre Sierra Ranch and the 81.2-acre Clausen Ranch. An offer was accepted on the 78 acre Famosa Ranch. It was decided to sell these three ranches due to their low production. In 2001, the operating losses for these three ranches were $340,071.39

     Clausen Ranch Sale

     The property was sold for $309,000. The terms of the sale were a cash down payment of $100,000 and a mortgage note for the balance of $209,000. The terms of the note call for semi-annual payments of $10,169.83 at an interest rate of 7.5%. The balance of the note becomes due in 2007. A gross profit of $115,729 was generated by the property sale.

     Sierra Ranch Sale

     The property was sold for $110,000. The terms of the sale were a cash down payment of $33,000 and a mortgage note for the balance of $77,000. The terms of the note call for semi-annual payments of $3,331.20 at an interest rate of 6.0%. The balance of the note becomes due in 2005. A gross profit of $28,905 was generated by the property sale.

     Famosa Ranch Sale

     This property is in escrow, but the sale is not due to close until June 4, 2002. The sale price of the property is $246,000. The terms of the sale were a cash down payment of $25,000 and a mortgage note for the balance of $221,000. The terms of the note call for quarterly payments of interest only at an interest rate of 7.25%. The balance of the note comes due in 2007. A gross profit of $69,300 is expected to be generated by the property sale.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Critical Accounting Policies

     In the ordinary course of business, the Partnership has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Partnership believes that the following discussion address the Partnership's most critical accounting policies, which are those that are most important to the portrayal of the Partnership's financial condition and results. The Partnership constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, the estimated price per pound of the prior year's crop, the collectibility of estimated amounts from the almond buyer, the collectibility of notes receivable, and the useful life of depreciable assets.

     Liquidity and Capital Resources

         Although Partnership liquidity continues to decrease as production costs for the 2002 crop continue, the Partnership will have sufficient liquidity to complete the harvest and delivery of the current crop.

     Results of Operations

         The Partnership operations continued to operate at a break-even rate in the first quarter 2002. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

     Almond Market

         The 2002 almond crop is preliminarily projected to be between 900 and 925 million pounds, which would be a record crop. If this estimate is correct, almond prices for the 2002 crop could be equal to or lower then prices received for the 2001 crop. This continues to have a depressing effect on the value of almond orchards in California, and has produced an almond orchard market with few buyers and many sellers.

     Property Sales

     During the first quarter, the Partnership sold the 41.4 acre Sierra Ranch and the 81.2 acre Clausen Ranch. An offer was accepted on the 78 acre Famosa Ranch. It was decided to sell these three ranches due to their low production. In 2001, the operating losses for these three ranches were $340,071.39

     Clausen Ranch Sale

     The property was sold for $309,000. The terms of the sale were a cash down payment of $100,000 and a mortgage note for the balance of $209,000. The terms of the note call for semi-annual payments of $10,169.83 at an interest rate of 7.5%. The balance of the note becomes due in 2007. A gross profit of $115,729 was generated by the property sale. The property was sold to Harjinder S. Mangat and Satwant K. Athwal. The Buyers are not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

     Sierra Ranch Sale

     The property was sold for $110,000. The terms of the sale were a cash down payment of $33,000 and a mortgage note for the balance of $77,000. The terms of the note call for semi-annual payments of $3,331.20 at an interest rate of 6.0%. The balance of the note becomes due in 2005. A gross profit of $28,905 was generated by the property sale. The property was sold to E.W. Merritt Farms, A General Partnership. The Buyer is not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

     Famosa Ranch Sale

     This property is in escrow, but the sale is not due to close until June 4, 2002. The sale price of the property is $246,000. The terms of the sale were a cash down payment of $25,000 and a mortgage note for the balance of $221,000. The terms of the note call for quarterly payments of interest only at an interest rate of 7.25%. The balance of the note comes due in 2007. A gross profit of $69,300 is expected to be generated by the property sale. The property is being sold to John F. Clement and

     Sylvia June Clement. The Buyers are not related to the General Partner, Charterhill Pacific Corp., or any of their principals.


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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
                  -----------------------------------------------------
                  David A Bade
                  President