Form 10QSB
period 2002-06-30
CALIFORNIA ALMOND INVESTORS I
filed 2002-08-20
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1954

For Quarter Ended:  June, 2002                  Commission File Number: 33-10196
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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                           BALANCE SHEET June 30, 2002

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   209,079
     Accounts Receivable, no allowance deemed necessary                  66,411
     Inventory-In Process                                               301,018
     Deferred crop costs                                                 43,119
     Advances for farm costs
     Current portion of notes receivable                                  6,825
                                                                    -----------
         Total Current Assets                                           624,452

NOTES RECEIVABLE-LONG TERM                                              500,175
                                                                    -----------

PROPERTY AND EQUIPMENT
     Land                                                               718,609
     Orchards                                                         1,418,254
     Equipment                                                          754,871
     Buildings                                                           38,913
                                                                    -----------
                                                                      2,930,647
Less accumulated depreciation                                        (2,188,647)
                                                                    -----------
                                                                        742,000
                                                                    -----------

                                                                    $ 1,868,627
                                                                    ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $    56,501
     Payables to general partner and related parties
     Current portion of long-term debt                                   24,000
                                                                    -----------
          Total Current Liabilities                                      80,501

LONG-TERM DEBT, less current portion                                    276,000

PARTNERS' EQUITY                                                      1,512,627
                                                                    -----------

                                                                    $ 1,868,627
                                                                    ===========

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

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               STATEMENT OF INCOME
                                    UNAUDITED

                                                   Six Months    Three Months
                                                     Ended          Ended
                                                 June 30, 2002   June 30, 2002
                                                 -----------------------------
REVENUES
     Gain on sale of almond orchards               $180,219         $ 57,522
                                                   --------         --------

EXPENSES                                               --               --
                                                   --------         --------

NET INCOME                                         $180,219         $ 57,522
                                                   ========         ========

NET INCOME PER LIMITED PARTNERSHIP UNIT            $  14.92         $   4.76
NUMBER OF PARTNERSHIP UNITS                          12,079           12,079
                                                   ========         ========

No income statement is presented for the comparable prior periods as there was no activity.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                    Six Months
                                                                       Ended
                                                                   June 30, 2002
                                                                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income                                                       $ 180,219

    Adjustment to reconcile net income to net cash from
      operating activities
        Gain on sale of almond orchards                               (180,219)

        Changes in:
            Accounts receivable                                        290,300
            Inventory in process                                      (301,137)
            Advances for farm costs                                      5,400
            Accounts payable and accrued liabilities                     2,701
                                                                     ---------

                    Net cash from operating activities                  (2,736)
                                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from sale of almond orchards                             112,515
                                                                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on long-term debt                                        (12,000)
                                                                     ---------

NET CHANGE IN CASH                                                      97,779

CASH, beginning of period                                              111,300
                                                                     ---------

CASH, end of period                                                  $ 209,079
                                                                     =========

SUPPLEMENTAL CASH-FLOW INFORMATION

     Non-cash investing activities
           Notes receivable from sale of almond orchards             $ 507,000

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

Famosa Ranch Sale

This property was sold on June 30, 2002. The sale price of the property was $246,000. The terms of the sale were a cash down payment of $25,000 and a mortgage note for the balance of $221,000. The terms of the note call for quarterly payments of interest only at an interest rate of 7.25%. The balance of the note comes due in 2007. A gain of $57,552.00 was generated by the property sale.

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


Results of Operations

     The Partnership continued to operate at a break-even rate in the second quarter 2002. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.


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


Property Sales

During the second quarter, the Partnership sold the 78-acre Famosa Ranch. It was decided to sell this ranch due to their low production. In 2001, the Famosa Ranch had an operating loss of $154,167.00

Famosa Ranch Sale

This property was sold on June 30, 2002. The sale price of the property was $246,000. The terms of the sale were a cash down payment of $25,000 and a mortgage note for the balance of $221,000. The terms of the note call for quarterly payments of interest only at an interest rate of 7.25%. The balance of the note comes due in 2007. A gain of $57,522.00 was generated by the property sale. The property was sold to Dennis W. Sexton and Shannon Marie Sexton. The Buyers are not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

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

     2. Material modification of rights of registrant's securities - not applicable

     3.  Defaults on senior securities - not applicable

     4.  Submission of matters to a vote of security holders - not applicable

     5.  Other events of importance - not applicable

     6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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