Form 10QSB
period 2002-09-30
CALIFORNIA ALMOND INVESTORS I
filed 2002-11-13
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1954

For Quarter Ended:  September, 2002             Commission File Number: 33-10196

             (Exact name of registrant as specified in its charter)

                          California Almond Investors I
                          -----------------------------
                        A California Limited Partnership

California                                                            94-3021790
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

2210 Northpoint Parkway, Santa Rosa, CA               95407
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        BALANCE SHEET September 30, 2002
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   179,965
     Receivables from Partners, no allowance deemed necessary            66,411
     Inventory-In Process                                               520,989
     Deferred crop costs                                                 43,119
     Advances for farm costs
     Current portion of notes receivable                                 11,593
                                                                    -----------
         Total Current Assets                                           822,077

NOTES RECEIVABLE-LONG TERM                                              489,744
                                                                    -----------

PROPERTY AND EQUIPMENT
     Land                                                               718,609
     Orchards                                                         1,418,254
     Equipment                                                          754,871
     Buildings                                                           38,913
                                                                    -----------
                                                                      2,930,647
Less accumulated depreciation                                        (2,188,647)
                                                                    -----------
                                                                        742,000
                                                                    -----------

                                                                    $ 2,053,821
                                                                    ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $   225,260
     Current portion of long-term debt                                   24,000
                                                                    -----------
          Total Current Liabilities                                     249,260

LONG-TERM DEBT, less current portion                                    276,000

PARTNERS' EQUITY                                                      1,528,561
                                                                    -----------

                                                                    $ 2,053,821
                                                                    ===========

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

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               STATEMENT OF INCOME
                                    UNAUDITED

                                              Three Months         Nine Months
                                                 Ended                Ended
                                              September 30,        September 30,
                                                  2002                 2002
                                               ----------           --------

REVENUES
     Gain on sale of almond orchards           $                    $180,219
                                               $   16,435           $ 16,435
                                               ----------           --------
                                               $   16,435           $196,654

EXPENSES                                             --                 --
                                               ----------           --------

NET INCOME                                     $   16,435           $196,654
                                               ==========           ========

NET INCOME PER LIMITED PARTNERSHIP UNIT        $     1.36           $  16.28
NUMBER OF PARTNERSHIP UNITS
                                                   12,079             12,079
                                               ==========           ========

No income statement is presented for the comparable prior periods as there was no activity.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                          Nine Months
                                                             Ended
                                                       September 30, 2002
                                                       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income                                             $ 196,654

    Adjustment to reconcile net income to net
        cash from operating activities
        Gain on sale of almond orchards                     (180,219)

        Changes in:
            Accounts receivable                              290,300
            Inventory in process                            (521,108)
            Advances for farm costs                            5,400
            Accounts payable and accrued liabilities         171,460
                                                           ---------

                    Net cash from operating activities       (37,513)
                                                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments of notes receivable                               5,663
    Proceeds from sale of almond orchards                    112,515
                                                           ---------
                    Net cash from investing activities       118,178

CASH FLOWS FROM FINANCING ACTIVITIES

    Payments on long-term debt                               (12,000)
                                                           ---------

NET CHANGE IN CASH                                            68,665

CASH, beginning of period                                    111,300
                                                           ---------

CASH, end of period                                        $ 179,965
                                                           =========

SUPPLEMENTAL CASH-FLOW INFORMATION

     Non-cash investing activities
        Notes receivable from sale of almond orchards      $ 507,000

No cash flow statement is presented for the comparable prior period as there was no income statement presentation.

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

     NOTE 2 - PROPERTY SALES

     In the first quarter, the Partnership sold the 41.4 acre Sierra Ranch and the 81.2-acre Clausen Ranch. The 78 acre Famosa Ranch was sold in the second quarter. It was decided to sell these three ranches due to their low production. In 2001, the operating losses for these three ranches were $340,071.39

     Clausen Ranch Sale
     The property was sold for $309,000. The terms of the sale were a cash down payment of $100,000 and a mortgage note for the balance of $209,000. The terms of the note call for semi-annual payments of $10,169.83 at an interest rate of 7.5%. The balance of the note becomes due in 2007. A gain of $115,729 was generated by the property sale.

     Sierra Ranch Sale
     The property was sold for $110,000. The terms of the sale were a cash down payment of $33,000 and a mortgage note for the balance of $77,000. The terms of the note call for semi-annual payments of $3,331.20 at an interest rate of 6.0%. The balance of the note becomes due in 2005. A gain of $28,905 was generated by the property sale.

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

     Results of Operations

         The Partnership continued to operate at a break-even rate in the third quarter 2002. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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

     Item 3.      Controls and Procedures

         Within the 90 day period prior to the date of this report, the Partnership carried out an evaluation, under the supervision of the General Partner and the General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 ( c ). Based *on that evaluation, the General Partner concluded that the Partnership's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Partnership which is required to be included in the Partnership's periodic Securities and Exchange Commission filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

     6.   Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner

         By:      ---------------------------------------
                  David A. Bade
                  President

                            CERTIFICATION REQUIRED BY
                           ITEM 307 OF REGULATION S-B

I, David Bade, President of Vintech Almond Advisers, Inc., Managing General Partner of the Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of California Almond Investors I, A California Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures as necessary to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:      Vintech Almond Advisers, Inc.
         A California Corporation,
         Managing General Partner

         By:
                  ---------------------------------------
                  David A. Bade,            President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACTO OF 2002

         In connection with the Quarterly Report of California Almond Investors I, (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Bade of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

CALIFORNIA ALMOND INVESTORS I
A California Limited Partnership

By:      Vintech Almond Advisers, Inc.
         A California Corporation,
         Managing General Partner

         By:
                  -------------------------------
                  David A. Bade
                  President

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.