Form 10KSB
period 2002-12-31
CALIFORNIA ALMOND INVESTORS I
filed 2003-03-12
CIK 806179

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2001 Commission File Number 33-10196

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $484,800.00

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, III, and IV.

Transitional small business disclosure format; Yes       No  X
                                                   ----     -----
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

         Many diseases and insect pests attack almonds. At one time or another, the almond crop may require treatment for brown rot, shot hole, leaf blight, scab, navel orange worm, peach twig borer, mites, San Jose scale and other problems. All known almond pests can currently be controlled with available and permitted pesticides, and other chemical and organic agents if the farmer properly times the application, uses the recommended dosage and obtains adequate spray coverage of the crop. Poor results in a spray program are typically caused by poor timing, low dosage, or poor coverage. The types and methods of application of pesticides and herbicides are subject to government regulation of toxic substances, and may

                                  Form 10KSB-2
be increasingly regulated in the future. Almond hulls are sold and used for livestock feed. Therefore, almond producers sell two crops - one for human consumption and one for animal consumption. As a result the laws and regulations governing pesticide use apply to both the hulls and the nuts, thus limiting the types of treatment available while the nuts are on the trees.

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

         Typically an almond producer sells its crop to a processor in bulk after harvest for a price per pound to be paid within 12 months. The buyer agrees to adjust the price to equal the highest price paid by the buyer to any of its growers, in order to avoid uncertainty and fluctuation in supply that might occur if producers were to seek to sell their crops at the most advantageous point in a market cycle. The method described above is the standard method of contracting to purchase the annual California almond crop and, as a result, the market price received for almonds in a given year varies little from producer to producer. The buyer makes a partial payment once the crop is hulled, shelled, and stored, and makes subsequent payments in installments as the crop moves in to retail channels. Although the precise terms of payment may vary to some extent among producers and processors, and may also vary from year-to-year, in the general partners' experience approximately 40% of the total sales price for a producer's almond crop is typically paid at harvest, 65% of the total has been received within 90 days of harvest, 90% has been received within 6 months of harvest and the balance is paid within 12 months of harvest. Typically,

                                  Form 10KSB-3
growers may contract for an advance of up to 25% of the estimated purchase price of the crop in July, at which time the anticipated size of the crop can be calculated with some degree of accuracy. The amount of the processor's advance generally covers all or a substantial portion of the growing costs incurred through that date. The remaining costs of production and harvesting are normally recovered by the crop payments received within 90 days of harvest (i.e., by the end of the calendar year).

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

                                          Gross Almond              Pounds
                  Producing               Production                Produced
   Year           Acres                   (in Pounds)               Per Acre
   ----           -----                   -----------               --------

1986                   140.0                        61,700                  440
1987                   140.0                       276,200                1,973
1988                   140.0                       166,183                1,187
1989                   140.0                       303,360                2,167
1990                   140.0                       358,325                2,559
1991                   140.0                       199,960                1,428
1992                   140.0                       237,242                1,694
1993                   140.0                       203,820                1,456

                                  Form 10KSB-5

1994                   140.0                       270,819                1,934
1995                   140.0                        94,025                  672
1996                   140.0                       173,281                1,238
1997                   140.0                       259,667                1,855
1998                   140.0                       132,124                  944
1999                   140.0                       148,041                1,057
2000                   140.0                       131,125                  937
2001                   140.0                       146,834                1,049

         The trees are planted in a density of approximately 87 per acre, with a total of approximately 12,000 producing trees. The trees are in good condition.

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

                                          Gross Almond              Pounds
                  Producing               Production                Produced
   Year           Acres                   (in Pounds)               Per Acre
   ----           ---------               -----------               --------

     1986               33.5                       13,494                   403
     1987               33.5                       49,336                 1,473
     1988               33.5                       50,285                 1,501
     1989               33.5                       45,789                 1,367
     1990               33.5                       76,083                 2,271

                                  Form 10KSB-6

     1991               33.5                       58,690                 1,752
     1992               33.5                       31,376                   937
     1993               33.5                       64,435                 1,923
     1994               33.5                       94,324                 2,816
     1995               33.5                       22,151                   661
     1996               33.5                       43,751                 1,306
     1997               33.5                       62,182                 1,856
     1998               33.5                       57,780                 1,725
     1999               33.5                       98,322                 2,935
     2000               33.5                       61,420                 1,833
     2001               33.5                       59,373                 1,772

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

                                          Gross Almond              Pounds
                  Producing               Production                Produced
   Year           Acres                   (in Pounds)               Per Acre
   ----           -----                   -----------               --------

        1986           233.0                       114,429                  492
        1987           233.0                       492,372                2,117

                                  Form 10KSB-7

        1988           233.0                       116,638                  501
        1989           233.0                       534,393                2,294
        1990           233.0                       511,185                2,193
        1991           233.0                       442,028                1,897
        1992           233.0                       515,471                2,212
        1993           233.0                       372,591                1,599
        1994           233.0                       680,511                2,920
        1995           233.0                       151,402                  650
        1996           233.0                       415,681                1,784
        1997           233.0                       548,057                2,352
        1998           233.0                       349,220                1,499
        1999           233.0                       378,193                1,623
        2000           233.0                       423,808                1.819
        2001           233.0                       316,034                1,356

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

Clausen Ranch

         On February 11, 2202, the Partnership entered into a sales agreement to sell the Clausen Ranch. This sale is scheduled to close on March 25, 2002. The property is being sold at a sales price of $309,000. The Partnership will recognize a gain on the sale of approximately $116,000. The Partnership excepts to finance $209,000 of the purchase price.

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

                                          Gross Almond              Pounds
                  Producing               Production                Produced
   Year           Acres                   (in Pounds)               Per Acre
   ----           -----                   -----------               --------

        1986            83.0                         8,311                  100
        1987            83.0                       130,452                1,572
        1988            83.0                       137,863                1,661
        1989            83.0                       112,137                1,351
        1990            83.0                       135,035                1,627
        1991            83.0                        59,845                  721
        1992            83.0                        90,412                1,089
        1993            83.0                        52,789                  636
        1994            83.0                        78,773                  949
        1995            83.0                        41,165                  496
        1996            83.0                        52,523                  632
        1997            83.0                       125,402                1,511
        1998            83.0                        78,038                  940
        1999            83.0                        58,647                  707
        2000            83.0                       120,820                1,456
        2001            83.0                        59,210                  713

         The trees are planted to a density of approximately 91 trees per acre. The trees are generally in good condition and capable for production consistent with those of good quality orchards.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.

Sierra II Ranch

         On February 15, 2002, the Partnership sold the Sierra II Ranch. The property was sold for $110,000. The Partnership will recognize a gain on the sale of approximately $29,000. The Partnership will financed $77,000 of the sale price through notes bearing interest at 6%, with semi-annual principal and interest payments maturing in February 2005. The note is secured by the property sold.

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

                                  Form 10KSB-9

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

                                          Gross Almond              Pounds
                  Producing               Production                Produced
   Year           Acres                   (in Pounds)               Per Acre
   ----           -----                   -----------               --------

        1988            41.4                        81,682                1,973
        1989            41.4                        61,396                1,483
        1990            41.4                        74,086                1,790
        1991            41.4                        53,568                1,294
        1992            41.4                        71,696                1,731
        1993            41.4                        42,317                1,022
        1994            41.4                        45,045                1,088
        1995            41.4                        22,252                  537
        1996            41.4                        36,451                  880
        1997            41.4                        67,948                1,641
        1998            41.4                        46,207                1,116
        1999            41.4                        49,180                1,188
        2000            41.4                        29,416                  711
        2001            41.4                        35,843                  866

         The trees are planted in a density of 90 trees per acre and the orchard is in good condition, having been well maintained.

Famoso Ranch

         Due to poor performance, the Partnership decided to sell the Famosa Ranch in 2002. The loss from operations on the orchard was approximately $154,200 for the year ending December 31, 2001. To facilitate the sale, the almond trees were removed in February 2002. The cost of removing the trees was approximately $11,000.

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

                                  Form 10KSB-10

         Set forth below is a table summarizing crop production on the property.

                                          Gross Almond              Pounds
                  Producing               Production                Produced
   Year           Acres                   (in Pounds)               Per Acre
   ----           -----                   -----------               --------

        1987            78.0                        92,045                1,180
        1988            78.0                       160,835                2,062
        1989            78.0                       218,022                2,795
        1990            78.0                       151,819                1,946
        1991            78.0                        93,846                1,203
        1992            78.0                        70,507                  904
        1993            78.0                        65,507                  840
        1994            78.0                       150,316                1,927
        1995            78.0                        65,743                  843
        1996            78.0                        93,524                1,199
        1997            78.0                        93,986                1,205
        1998            78.0                        53,718                  689
        1999            78.0                       141,517                1,814
        2000            78.0                        60,331                  773
        2001            78.0                        44,376                  569

         The trees are planted in a density of 79 trees per acre and the orchard is in good condition, having been well maintained.

         The property is subject to the terms of the Williamson Land Act which requires that the land will be assessed for real estate tax purposes solely on its value for agricultural uses.


Farm Management Services.

         Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company were approximately $122 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific can be terminated at any time upon 120 days notice. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

Item 3.  Legal Proceedings.

         There are currently no legal proceedings concerning the partnership.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder Matters.

         The  limited   partnership   unit   holders  are  entitled  to  certain
distributions as provided in the partnership agreement. No market for individual limited partnership units exists nor is expected to develop

                                  Form 10KSB-11
and transfers of units are registered under the terms of the limited partnership agreement. See the limited partnership agreement which is Exhibit B to the Prospectus, attached as Exhibit 3 to this report.

         As of December 31, 2001 the approximate number of holders of limited partnership units was 797. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.


Distributions

         Set forth below is a schedule of distributions made to the limited partners in 1994, 1995, 1996, 1997, 1998, 1999,.2000, and 2001 The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.

-------------------------------------------------------------------------------------------------------------------------
                              2001        2000         1999        1998        1997         1996        1995        1994
-------------------------------------------------------------------------------------------------------------------------
January                          0           0      162,450    $162,450    $114,000      $85,500     $57,000     $57,000
-------------------------------------------------------------------------------------------------------------------------
February
-------------------------------------------------------------------------------------------------------------------------
March
-------------------------------------------------------------------------------------------------------------------------
April                            0           0      162,450    $162,450     114,000       85,500      57,000      57,000
-------------------------------------------------------------------------------------------------------------------------
May
-------------------------------------------------------------------------------------------------------------------------
June
-------------------------------------------------------------------------------------------------------------------------
July                             0           0       57,000    $162,450     114,000       85,500      57,000      57,000
-------------------------------------------------------------------------------------------------------------------------
August
-------------------------------------------------------------------------------------------------------------------------
September
-------------------------------------------------------------------------------------------------------------------------
October                          0           0            0    $162,450     114,000       85,500      57,000      57,000
-------------------------------------------------------------------------------------------------------------------------
November
-------------------------------------------------------------------------------------------------------------------------
December
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Total Distributions             $0          $0     $381,900    $649,800    $456,000     $342,000    $228,000    $228,000
                                ==          ==     ========    ========    ========     ========    ========    ========
-------------------------------------------------------------------------------------------------------------------------

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

                                  Form 10KSB-12

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

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 2001 crop and has secured sufficient additional crop financing necessary to sustain production of the 2002 crop. The portion of the additional financing expected for the 2002 crop, if needed, will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 2002.

No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. In 1996 the distributions were increased to 6% per annum, and to 8% per annum in 1997. Distributions were increased to 12% per annum in 1998. In 1999 distributions were started at the rate of 12% per annum, but due to the collapse of the almond market, distributions were decreased to 3% per annum in July 1999, and suspended in October 1999. There were no distributions paid in 2000, and 2001, none are expected to be paid in 2002.

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

The California Almond Industry is currently going through a readjustment period in which supply exceeds demand. In the last few years, almond production has increased more rapidly than the markets have expanded. This has resulted in lower than normal prices for almonds. This trend is expected to continue for the next few years, until supply and demand can be brought into balance.


Results of Operations

         Combined harvest from the partnerships properties yielded 661,670 pounds of almonds in 2001 and 826,920 pounds of almonds in 2000. These yields represent average pounds produced per acre of 1,087 in 2001 and 1,358 in 2000. The determination of the final settlement price for the 2001 almonds will not be determined until the fall of 2002 and is subject to variation based upon market conditions. The 2001 crop price estimate is $0.80 per pound compared to $0.99 per pound received for the crop in 2000. Based on available information at this time, the General Partner believes that the expected final sales price of $0.80 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,302 in 2001 and , $1,187 in 2000. Farming costs vary largely depending on the characteristics of a given orchard, including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

                                  Form 10KSB-13

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $144,400 in 2001 and $138,200 in 2000. The General Partner anticipate similar levels of general and administrative costs in the future.


Property Sales

With the current depressed almond prices the Partnership is operating at a loss. The majority of the losses are being generated by three ranches, the Clausen, Sierra II and the Famosa. Appraisals of these properties were ordered in December 2001.

These three properties produced 139,429 pounds of almonds in 2002, which produced revenue of approximately $111,543.00 The combined operating losses on the three ranches for the year ending December 31, 2001 was approximately $340,071.39.

The Sierra II ranch was sold on February 15, 2002, for $110,000.00 The Clausen Ranch is currently in escrow for sale at $309,000.00. The escrow is scheduled to close by March 15, 2002. The Famosa Ranch is currently on the market at a sales price offering price of $246,000.00.

It is believed that the sale of these properties will enable the Partnership to return to profitability much sooner.

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

Donald D. Bade

         Mr. Bade, age 65, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 39, is the president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

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

                                  Form 10KSB-16

PART IV

Item 13. Exhibits  and Reports on Form 8-K.

(a).     Exhibits

         3.*      Partnership  agreement  included  in the  Prospectus  (Exhibit
                  28.1)
         10.1*
                  Farm Management Agreement incorporated by reference to Exhibit
                  10.1 to the Registration Statement, filed November 17, 1986 10.2*
                  Amendments to the Farm Management Agreement
         10.3*
                  Property purchase agreement for Cressey Ranch, incorporated by reference to Exhibit 10.1 to post-effective amendment Number 3, filed May 25, 1988 (File 33-10196)

         10.4* Property purchase agreement for Robertson Ranch, incorporated by reference to Exhibit 10.1 to post-effective amendment Number 4, filed August 15, 1988 (File 33-10196)

                  Property purchase agreement for Hooker Ranch,  incorporated by
         10.5* reference to Exhibit 10.1 to post-effective amendment Number 5, filed February 9, 1989

                  Property purchase agreement for Clausen Ranch, incorporated by reference to Exhibit 10.1 (Form 8-K filed May 4, 1989)
         10.6*
                  Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933
         28.1*
                  Supplement  Number 1 to the Prospectus  filed pursuant to Rule
         28.2*    424(b) of the Securities Act of 1933

                  Supplement  Number 2 to the Prospectus  filed pursuant to Rule
         28.3*    424(b) of the Securities Act of 1933

                  Supplement  Number 3 to the Prospectus  filed pursuant to Rule
         28.4*    424(b) of the Securities Act of 1933

                  Supplement Number 4 to the Prospectus  pursuant to Rule 424(b)
         28.5*    of the Securities Act of 1933

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



By:                                                               March 15, 2001
        ---------------------------------------------             --------------
                 David A.  Bade, President                        Date






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                    Director, Vintech Almond Advisers, Inc.      March 15, 2001
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




                                  Form 10KSB-18

--------------------------------------------------------------------------------

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT............................................... F-1


FINANCIAL STATEMENTS

     Balance sheets........................................................ F-2

     Statements of operations.............................................. F-3

     Statements of partners' equity........................................ F-4

     Statements of cash flows.............................................. F-5

     Notes to financial statements......................................... F-6




--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 2001 and 2000, and the statements of operations, partners' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.


                                          /s/ Moss Adams LLP

Santa Rosa, California
January 15, 2002
(except for Note 6, as to which
the date is February 15, 2002)




                                                                        Page F-1

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                  BALANCE SHEETS
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                     ASSETS

                                                          2001          2000
                                                      -----------   -----------
CURRENT ASSETS
     Cash                                             $   111,300   $   397,200
     Accounts receivable                                  290,300       448,600
     Receivable from general partner                       58,200        58,200
     Receivable from limited partners                       8,200         8,200
     Deferred crop costs                                   43,000       167,600
     Advances for farm costs                                5,400          --
                                                      -----------   -----------

         Total current assets                             516,400     1,079,800
                                                      -----------   -----------

PROPERTY AND EQUIPMENT
     Land                                                 718,600     1,100,800
     Orchards                                           1,418,300     2,216,700
     Equipment                                            754,900     1,158,900
     Buildings                                             38,900       141,100
     Property held for sale                               439,300          --
                                                      -----------   -----------

                                                        3,370,000     4,617,500
     Less accumulated depreciation                     (2,188,700)   (3,263,100)
                                                      -----------   -----------

                                                        1,181,300     1,354,400
                                                      -----------   -----------

         Total assets                                 $ 1,697,700   $ 2,434,200
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities         $    53,800   $    31,400
     Current maturities of long-term debt                  24,000        24,000
     Payable to related party                                --          18,900
                                                      -----------   -----------

         Total current liabilities                         77,800        74,300

LONG-TERM DEBT, less current maturities                   288,000       312,000

PARTNERS' EQUITY                                        1,331,900     2,047,900
                                                      -----------   -----------

         Total liabilities and partners' equity       $ 1,697,700   $ 2,434,200
                                                      ===========   ===========


See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                      2001             2000
                                                   -----------      -----------
REVENUES
     Crops                                         $   469,600      $ 1,038,600
     Interest and other                                 15,200           13,900
                                                   -----------      -----------

                                                       484,800        1,052,500
                                                   -----------      -----------
EXPENSES
     Operating                                         804,700          722,600
     Depreciation                                      225,000          259,300
     General and administrative                        144,400          138,200
     Interest                                           26,700           28,700
                                                   -----------      -----------

                                                     1,200,800        1,148,800
                                                   -----------      -----------

NET LOSS                                           $  (716,000)     $   (96,300)
                                                   ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT              $    (59.28)     $     (7.97)
                                                   ===========      ===========





See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                  STATEMENTS OF PARTNERS' EQUITY
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------





                                Limited
                              Partnership    Limited     General
                                 Units       Partners    Partner        Total
                                 ------    -----------   --------   -----------

Balance, December 31, 1999       12,079    $ 2,186,700   $(42,500)  $ 2,144,200

Net loss                           --          (95,300)    (1,000)      (96,300)
                                 ------    -----------   --------   -----------

Balance, December 31, 2000       12,079      2,091,400    (43,500)    2,047,900

Net loss                           --         (708,800)    (7,200)     (716,000)
                                 ------    -----------   --------   -----------

Balance, December 31, 2001       12,079    $ 1,382,600   $(50,700)  $ 1,331,900
                                 ======    ===========   ========   ===========




See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-4

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------



                                                              2001         2000
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(716,000)  $ (96,300)
     Adjustments to reconcile net loss to net
         cash from operating activities:
            Depreciation                                      173,100     241,200
         Changes in:
            Accounts receivable                               158,300    (134,600)
            Deferred crop costs                               124,600      17,500
            Advances for farm costs                            (5,400)     31,800
            Accounts payable and accrued liabilities           22,400      (4,200)
            Payable to general partner and related parties    (18,900)     18,900
                                                            ---------   ---------

                Net cash from operating activities           (261,900)     74,300
                                                            ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                               (24,000)    (24,000)
                                                            ---------   ---------

NET CHANGE IN CASH                                           (285,900)     50,300

CASH, beginning of year                                       397,200     346,900
                                                            ---------   ---------

CASH, end of year                                           $ 111,300   $ 397,200
                                                            =========   =========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                           $  26,700   $  28,700



See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-5

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

Description of operations - California Almond Investors I (A California Limited Partnership) (the Partnership), owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., is the managing general partner. Donald Bade is the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The Partnership is to continue until December 2016, unless terminated sooner. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly owned by Donald Bade.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a twelve-month period. The estimated price per pound is based on actual payments received for the current crop and current market conditions. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership recognized a loss of $90,800 for the 2000 crop during 2001, and $128,200 of additional revenue for the 1999 crop during 2000. The Partnership's revenue includes proceeds from crop insurance, which pays if the almond crop yields less than the insured amount. The Partnership recognized $17,900 and $16,800 of revenue from crop insurance for the years ended December 31, 2001 and 2000.

Property and equipment - Property and equipment are stated at cost, including acquisition fees and other closing costs, and are depreciated using the straight-line method over estimated useful lives of 12 years for orchards and equipment and 27.5 years for buildings. Property held for sale represents the carrying value of the land, buildings, orchards, and equipment of three properties intended for sale (See Note 6).

Deferred crop costs - Costs incurred subsequent to harvest are generally related to the following year's growing crop and are deferred until that crop is harvested and sold.

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. There were no distributions for the years ended December 31, 2001 and 2000.

Allocation of net loss per limited partnership unit - Net loss is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 2001 and 2000.

Income taxes - Net income or loss is allocated to the partners as specified in the partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk - Certain financial instruments, primarily cash and accounts receivable, potentially subject the Partnership to concentrations of credit risk. Cash deposited in bank demand deposit accounts is in excess of FDIC insurance thresholds. The Partnership deposits excess cash into a money fund account that invests primarily in U.S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 2001.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the estimated price per pound of the current year's crop, the collectibility of estimated amounts due from the almond buyer, and the useful life of depreciable assets. The estimated price per pound is dependent on the crop yield and other factors, such as decisions of the California Almond Control Board related to the supply of almonds to be released in the marketplace. The amounts estimated could differ significantly from actual results.

--------------------------------------------------------------------------------
                                                                        Page F-6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Fair value of financial instruments - The Partnership measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Partnership's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of Partnership borrowings under the long-term debt agreement approximates fair value because current interest rates available to the Partnership for similar debt are approximately the same.

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncements:

SFAS No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Partnership's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Partnership's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will require the results of operations from sold almond orchards and any gains or losses from the sale of almond orchards to be classified as discontinued operations in the statement of operations for the year ended December 31, 2002.


NOTE  2 -    TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

The  Partnership  has  an  agreement  with  Charterhill  Pacific,  a  California
Corporation controlled by David A. Bade, son of Donald Bade, to manage all Partnership operations and to supervise and manage farming operations of the orchards. Under the Partnership Management Agreement, which expires December 31, 2007, Charterhill Pacific is paid approximately $8,600 per month, adjusted annually for increases in the Consumer Price Index, plus expenses. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $121 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined in the Agreement. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions subject to certain limitations. During the year ended December 31, 1999, the managing general partner received distributions based on an estimate of distributions for the year.

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Due to the low crop price and resulting net loss, distributions were reduced from the original estimate, resulting in an overpayment to the managing general partner. The amount of the overpayment is recorded as a receivable from the general partner and will be withheld from future distributions. Amounts paid or accrued to Charterhill Pacific in 2001 and 2000 were as follows:

                                                            2001          2000
                                                          --------      --------
Charterhill Pacific:
     Partnership Management Agreement                     $104,500      $106,900
     Farm Management Agreement                              84,800       101,700
                                                          --------      --------

                                                          $189,300      $208,600
                                                          ========      ========


Future  minimum  payments  under the  Partnership  Management  Agreement  are as follows:
                   Year Ending December 31,
                   ------------------------

                             2002              $ 103,200
                             2003                103,200
                             2004                103,200
                             2005                103,200
                             2006                103,200
                          Thereafter             103,200
                                              -----------
                                               $ 619,200
                                              ===========


NOTE  3 -    LONG-TERM DEBT

<                                                            2001        2000
                                                         ----------  -----------
Mortgage note, with variable interest at 8.10%;
semi-annual principal repayments of $12,000 are due
January 1 and July 1, with a balloon payment in
January 2005; secured by a deed of trust on an almond
orchard and associated equipment with a net book value
at December 31, 2001 and 2000, of approximately
$416,900 and $471,300                                    $ 312,000    $ 336,000

Less current maturities                                    (24,000)     (24,000)
                                                        -----------  -----------
                                                         $ 288,000    $ 312,000
                                                        ===========  ===========

Principal maturities for succeeding years are as follows:

                      Year Ending December 31,
                      ------------------------

                                2002                $ 24,000
                                2003                  24,000
                                2004                  24,000
                                2005                 240,000
                                                  -----------
                                                   $ 312,000
                                                  ===========


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

The  partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority returns of approximately $6,148,100 have not been fully paid as of December 31, 2001. Unreturned capital is defined, in general, as the limited partners' capital contribution reduced by proceeds from the sale of the Partnership or the Partnership's property. Cash distributions are determined by the general partner based on the Partnership's working capital needs. There were no distributions paid or payable for the years ended December 31, 2001 and 2000.

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

The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:

                                                              2001          2000
                                                          -----------   -----------
Net loss - financial statements                           $  (716,000)  $   (96,300)

Differences resulting from depreciation and amortization       65,000        49,700
                                                          -----------   -----------

Net loss - income tax method                              $  (651,000)  $   (46,600)
                                                          ===========   ===========

Taxable loss per limited partnership unit                 $    (53.90)  $     (3.86)
                                                          ===========   ===========

Partners' equity - financial statements                   $ 1,331,900   $ 2,047,900

Differences resulting from:
     Depreciation and amortization                            701,200       636,200
     Sales commissions                                        513,400       513,400
     Syndication costs                                        332,200       332,200
                                                          -----------   -----------

Partners' equity - income tax method                      $ 2,878,700   $ 3,529,700
                                                          ===========   ===========


NOTE  6 -    SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Partnership contracted to sell two almond orchards due to poor performance. The loss from operations on these two orchards was approximately $185,900 for the year ended December 31, 2001. Escrow on one orchard closed on February 15, 2002, for a sales price of $110,000. The Partnership will recognize a gain on the sale of approximately $29,000. The Partnership financed $77,000 of the sales price through notes bearing interest at 6%, with semi-annual principal and interest payments maturing in February 2005. The note is secured by the property sold. Escrow on the second orchard is expected to close in March 2002, for a sales price of $309,000. The Partnership will recognize a gain on the sale of approximately $116,000. The Partnership expects to finance $209,000 of the purchase price with notes of similar terms as those described above.

Management has removed the trees from a third orchard due to poor performance. The loss from operations on this orchard was approximately $154,200 for the year ended December 31, 2001. Cost for removal of the trees was approximately $11,000. This orchard is currently being offered for sale.


--------------------------------------------------------------------------------
                                                                        Page F-9