Form 10KSB
period 2002-12-31
CALIFORNIA ALMOND INVESTORS I
filed 2003-03-31
CIK 806179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2002 Commission File Number 33-10196

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $809,800.00

No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, II, and III.

Transitional small business disclosure format; Yes       No  X
                                                   ----     -----
================================================================================

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

         Many diseases and insect pests attack almonds. At one time or another, the almond crop may require treatment for brown rot, shot hole, leaf blight, scab, navel orange worm, peach twig borer, mites, San Jose scale and other problems. All known almond pests can currently be controlled with available and permitted pesticides, and other chemical and organic agents if the farmer properly times the application, uses the recommended dosage and obtains adequate spray coverage of the crop. Poor results in a spray program are typically caused by poor timing, low dosage, or poor coverage. The types and methods of

                                  Form 10KSB-2
application of pesticides and herbicides are subject to government regulation of toxic substances, and may be increasingly regulated in the future. Almond hulls are sold and used for livestock feed. Therefore, almond producers sell two crops
- one for human consumption and one for animal consumption. As a result the laws and regulations governing pesticide use apply to both the hulls and the nuts, thus limiting the types of treatment available while the nuts are on the trees.

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

         Typically an almond producer sells its crop to a processor in bulk after harvest for a price per pound to be paid within 12 months. The buyer agrees to adjust the price to equal the highest price paid by the buyer to any of its growers, in order to avoid uncertainty and fluctuation in supply that might occur if producers were to seek to sell their crops at the most advantageous point in a market cycle. The method described above is the standard method of contracting to purchase the annual California almond crop and, as a result, the market price received for almonds in a given year varies little from producer to producer. The buyer makes a partial payment once the crop is hulled, shelled, and stored, and makes subsequent payments in installments as the crop moves in to retail channels. Although the precise terms of payment may vary to some extent among producers and processors, and may also vary from year-to-year, in the general partners' experience approximately 40% of the total sales price for a producer's almond crop is typically paid at harvest, 65% of the total has been received within 90 days of harvest, 90% has been

                                  Form 10KSB-3
received within 6 months of harvest and the balance is paid within 12 months of harvest. Typically, growers may contract for an advance of up to 25% of the estimated purchase price of the crop in July, at which time the anticipated size of the crop can be calculated with some degree of accuracy. The amount of the processor's advance generally covers all or a substantial portion of the growing costs incurred through that date. The remaining costs of production and harvesting are normally recovered by the crop payments received within 90 days of harvest (i.e., by the end of the calendar year).

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

                  As of March 12, 1991, the partnership had acquired six properties known as Cressey, Robertson, Hooker, Clausen, Sierra II and Famoso Ranches. The Clausen, Sierra II and the Famosa properties were sold in 2002. Each of the remaining properties is described below in Item 2 - Properties.

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

                                  Form 10KSB-4

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

                                              Gross Almond              Pounds
                            Producing          Production              Produced
              Year           Acres             (in Pounds)             Per Acre
              ----           -----             -----------             --------

              1986           140.0                61,700                  440
              1987           140.0               276,200                1,973
              1988           140.0               166,183                1,187
              1989           140.0               303,360                2,167
              1990           140.0               358,325                2,559
              1991           140.0               199,960                1,428
              1992           140.0               237,242                1,694
              1993           140.0               203,820                1,456
              1994           140.0               270,819                1,934
              1995           140.0                94,025                  672
              1996           140.0               173,281                1,238
              1997           140.0               259,667                1,855
              1998           140.0               132,124                  944
              1999           140.0               148,041                1,057
              2000           140.0               131,125                  937
              2001           140.0               146,834                1,049
              2002           140.0               102,911                  735

                                  Form 10KSB-5

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

                                                Gross Almond          Pounds
                            Producing            Production          Produced
              Year            Acres              (in Pounds)         Per Acre
              ----            -----              -----------         --------

              1986             33.5                 13,494               403
              1987             33.5                 49,336             1,473
              1988             33.5                 50,285             1,501
              1989             33.5                 45,789             1,367
              1990             33.5                 76,083             2,271
              1991             33.5                 58,690             1,752
              1992             33.5                 31,376               937
              1993             33.5                 64,435             1,923
              1994             33.5                 94,324             2,816
              1995             33.5                 22,151               661
              1996             33.5                 43,751             1,306

                                  Form 10KSB-6

              1997             33.5                 62,182             1,856
              1998             33.5                 57,780             1,725
              1999             33.5                 98,322             2,935
              2000             33.5                 61,420             1,833
              2001             33.5                 59,373             1,772
              2002             33.5                 76,897             2,295

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

                                                Gross Almond          Pounds
                            Producing            Production          Produced
              Year            Acres              (in Pounds)         Per Acre
              ----            -----              -----------         --------

              1986            233.0               114,429               492
              1987            233.0               492,372             2,117
              1988            233.0               116,638               501
              1989            233.0               534,393             2,294
              1990            233.0               511,185             2,193
              1991            233.0               442,028             1,897
              1992            233.0               515,471             2,212
              1993            233.0               372,591             1,599

                                  Form 10KSB-7

              1994            233.0               680,511             2,920
              1995            233.0               151,402               650
              1996            233.0               415,681             1,784
              1997            233.0               548,057             2,352
              1998            233.0               349,220             1,499
              1999            233.0               378,193             1,623
              2000            233.0               423,808             1.819
              2001            233.0               316,034             1,356
              2002            233.0               545,468             2,341

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2002.

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

         As of December 31, 2002 the approximate number of holders of limited partnership units was 799. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

                                  Form 10KSB-8

Distributions

         Set forth below is a schedule of distributions made to the limited partners in 1995, 1996, 1997, 1998, 1999, 2000, 2001, and 2002 The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.


-------------------------------------------------------------------------------------------------------------------------
                              2002        2001         2000        1999        1998         1997        1996        1995
-------------------------------------------------------------------------------------------------------------------------
January                          0           0            0     162,450    $162,450     $114,000     $85,500     $57,000
-------------------------------------------------------------------------------------------------------------------------
February
-------------------------------------------------------------------------------------------------------------------------
March
-------------------------------------------------------------------------------------------------------------------------
April                            0           0            0     162,450    $162,450      114,000      85,500      57,000
-------------------------------------------------------------------------------------------------------------------------
May
-------------------------------------------------------------------------------------------------------------------------
June
-------------------------------------------------------------------------------------------------------------------------
July                             0           0            0      57,000    $162,450      114,000      85,500      57,000
-------------------------------------------------------------------------------------------------------------------------
August
-------------------------------------------------------------------------------------------------------------------------
September
-------------------------------------------------------------------------------------------------------------------------
October                          0           0            0           0    $162,450      114,000      85,500      57,000
-------------------------------------------------------------------------------------------------------------------------
November
-------------------------------------------------------------------------------------------------------------------------
December
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Total Distributions             $0          $0           $0    $381,900    $649,800     $456,000    $342,000    $228,000
                                ==          ==           ==    ========    ========     ========    ========    ========
-------------------------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         In the ordinary course of business, the Partnership has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Partnership believes the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Partnership's financial condition and results. The Partnership re-evaluates these significant factors as necessary and makes adjustments where facts and circumstances dictate.

         Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to: estimated price per pound, useable lives of the orchards and related assets, collectibility of receivables, and the deferral of certain crop costs. These accounting policies are applied consistently for all years presented. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements. "


       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Partnership has decided to take advantage of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report of

                                  Form 10KSB-9

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

Liquidity and Capital Resources

         With the current depressed almond prices, the Partnership operated at a loss in 2001. The majority of these losses were generated by three ranches, the Clausen, Sierra II, and the Famosa. Apprasials of these properties were ordered in 2001, and the properties were sold in 2002. The details of the sales are as follows:

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

     Famosa Ranch Sale

     This property was sold on June 30, 2002. The sale price of the property was $246,000. The terms of the sale were a cash down payment of $25,000 and a mortgage note for the balance of $221,000. The terms of the note call for quarterly payments of interest only at an interest rate of 7.25%. The balance of the note comes due in 2007. A gain of $81,100.00 was generated by the property sale. The property was sold to Dennis W. Sexton and Shannon Marie Sexton. The Buyers are not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

         In order to maintain sufficient reserves to meet the operating needs of the partnership, the partnership obtained a mortgage on the Hooker Ranch in 1990. The mortgage note is payable in semi-annual payments of $12,000, with the final balloon payment of $240,000 due in 2005. Interest on the note is currently being accrued at the rate of 8.1% and is subject to periodic adjustment.

         The partnership generally receives payments from crop sales in installments over the twelve months following harvest. The partnership retained sufficient cash proceeds from the 2002 crop and has secured sufficient additional crop financing necessary to sustain production of the 2003 crop. The portion of the additional financing expected for the 2003 crop, if needed, will be supplied by the almond processor. This practice is common to the industry since final cash receipts for any crop year may extend beyond

                                 Form 10KSB-10
twelve months from the harvest. The General Partner believes that these sources provide adequate capital for the operating needs of the Partnership in 2003.

         No distributions were made in 1991, as sufficient cash funds were not available for distribution due to the unexpected downturn in the 1990 price of almonds. Distributions were started in 1992 at an annual rate of 4% per annum return to the limited partners. In 1996 the distributions were increased to 6% per annum, and to 8% per annum in 1997. Distributions were increased to 12% per annum in 1998. In 1999 distributions were started at the rate of 12% per annum, but due to the collapse of the almond market, distributions were decreased to 3% per annum in July 1999, and suspended in October 1999. There were no distributions paid in 2000, 2001, and 2002, none are expected to be paid in 2003.


Results of Operation

         The 2002 harvest yielded 725,276 pounds of almonds from the three remaining properties, Cressey, Robertson, and Hooker, or 1,784 pounds per acre. This compares to the 2001 harvest of 661,670 pounds, which was produced from six orchards. The Cressey, Robertson, and Hooker properties produced 78.9% of the 2001 harvest, or 522,241 pounds, for an average of 1,287 pounds per acre. The determination of the final settlement price for the 2002 almonds will not be determined until the fall of 2003 and is subject to variation based upon market conditions. The 2002 crop price estimate is $0.94 per pound compared to $0.86 per pound received for the crop in 2001. Based on available information at this time, the General Partner believes that the expected final sales price of $0.94 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,098 in 2002 and $1,302 in 2001. Farming costs vary largely depending on the characteristics of a given orchard, weather, and including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $161,300 in 2002 and $1443400 in 2001. The General Partner anticipate similar levels of general and administrative costs in the future.


Future Property Sales

         The California Almond Industry is currently going through a period in which supply exceeds demand. In the last few years, almond production has increased more rapidly than the markets have expanded. This has resulted in lower than normal prices for almonds and depressed prices for almond properties. This trend is expected to continue, until supply and demand can be brought into balance. At this time there is no way to know when this will be.

         Because of the current condition of the almond industry and the aging of the almond trees on the Partnership properties, the General Partner has decided to put the three remaining properties up for sale. It is intended that the properties will be listed for sale after the harvest of the 2003 crop so that the Partnership can retain the crop income. After the sale of the last property, the liquidation of the Partnership will start. At this time there is no way to estimate the time of the final liquidation, due to the delayed payment for the 2003 crop and the notes the Partnership holds on the three properties that were sold in 2002.

                                 Form 10KSB-11

Item 7.  Financial Statements and Supplementary Data






                                 Form 10KSB-12

--------------------------------------------------------------------------------



                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


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

     Notes to financial statements.........................................F - 6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 2002 and 2001, and the statements of operations, partners' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                               /s/ MOSS ADAMS LLP

Santa Rosa, California
January 21, 2003

                                                                        Page F-1

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                  BALANCE SHEETS
                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------
                                     ASSETS

                                                          2002          2001
                                                      -----------   -----------
CURRENT ASSETS
     Cash                                             $   363,000   $   111,300
     Accounts receivable                                  360,300       290,300
     Receivable from general partner                         --          58,200
     Receivable from limited partners                       8,200         8,200
     Interest receivable                                    5,300          --
     Deferred crop costs                                   46,500        43,000
     Advances for farm costs                                1,500         5,400
     Current maturities of notes receivable                11,300          --
                                                      -----------   -----------

         Total current assets                             796,100       516,400
                                                      -----------   -----------

PROPERTY AND EQUIPMENT
     Land                                                 718,600       718,600
     Orchards                                           1,418,300     1,418,300
     Equipment                                            754,900       754,900
     Buildings                                             38,900        38,900
     Property held for sale                                  --         439,300
                                                      -----------   -----------

                                                        2,930,700     3,370,000
     Less accumulated depreciation                     (2,190,100)   (2,188,700)
                                                      -----------   -----------

                                                          740,600     1,181,300
                                                      -----------   -----------

NOTES RECEIVABLE, less current maturities                 490,000          --
                                                      -----------   -----------

         Total assets                                 $ 2,026,700   $ 1,697,700
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities         $    68,500   $    53,800
     Current maturities of long-term debt                  24,000        24,000
     Payable to related party                               3,600          --
                                                      -----------   -----------

         Total current liabilities                         96,100        77,800

LONG-TERM DEBT, less current maturities                   264,000       288,000

PARTNERS' EQUITY                                        1,666,600     1,331,900
                                                      -----------   -----------

         Total liabilities and partners' equity       $ 2,026,700   $ 1,697,700
                                                      ===========   ===========

See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                          2002           2001
                                                        ---------     ---------
REVENUES
     Crops                                              $ 779,800     $ 372,800
     Interest and other                                    30,000        11,900
                                                        ---------     ---------

                                                          809,800       384,700
                                                        ---------     ---------
EXPENSES
     Operating                                            453,300       507,300
     Depreciation                                           1,400        82,300
     General and administrative                           161,300       144,300
     Interest                                              27,400        26,700
                                                        ---------     ---------
                                                          643,400       760,600
                                                        ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  166,400      (375,900)

DISCONTINUED OPERATIONS
     Loss on operations of almond orchards sold            (8,600)     (340,100)
     Gain on sale of almond orchards                      176,900          --
                                                        ---------     ---------
                                                          168,300      (340,100)
                                                        ---------     ---------
NET INCOME (LOSS)                                       $ 334,700     $(716,000)
                                                        =========     =========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
     From continuing operations                         $   13.78     $  (31.12)
     From discontinued operations                           13.93        (28.16)
                                                        ---------     ---------
     Net income (loss)                                  $   27.71     $  (59.28)
                                                        =========     =========
LIMITED PARTNERSHIP UNITS                                  12,079        12,079
                                                        =========     =========

See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                  STATEMENTS OF PARTNERS' EQUITY
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------
                                  Limited
                                Partnership  Limited      General
                                   Units     Partners     Partner      Total
                                   ------  -----------   --------   -----------

Balance, December 31, 2000         12,079  $ 2,091,400   $(43,500)  $ 2,047,900

Net loss                             --       (708,800)    (7,200)     (716,000)
                                   ------  -----------   --------   -----------

Balance, December 31, 2001         12,079    1,382,600    (50,700)    1,331,900

Net income                           --        331,400      3,300       334,700
                                   ------  -----------   --------   -----------

Balance, December 31, 2002         12,079  $ 1,714,000   $(47,400)  $ 1,666,600
                                   ======  ===========   ========   ===========




See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-4

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                2002        2001
                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                       $ 334,700   $(716,000)
     Adjustments to reconcile net income (loss) to net
         cash from operating activities:
            Depreciation                                         1,400     173,100
            Gain on sale of almond orchards                   (176,900)       --
         Changes in:
            Accounts receivable                                (70,000)    158,300
            Interest receivable                                 (5,300)       --
            Deferred crop costs                                 (3,500)    124,600
            Advances for farm costs                              3,900      (5,400)
            Accounts payable and accrued liabilities            14,700      22,400
            Transaction with the general partner and
                related parties                                 61,800     (18,900)
                                                             ---------   ---------

                Net cash from operating activities             160,800    (261,900)
                                                             ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of almond orchards                     158,000        --
     Payment of expenses related to sale of almond orchards    (48,800)       --
     Payments received from notes receivable                     5,700        --
                                                             ---------   ---------

                Net cash from investing activities             114,900        --
                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                (24,000)    (24,000)
                                                             ---------   ---------

NET CHANGE IN CASH                                             251,700    (285,900)

CASH, beginning of year                                        111,300     397,200
                                                             ---------   ---------

CASH, end of year                                            $ 363,000   $ 111,300
                                                             =========   =========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                            $  27,400   $  26,700
     Noncash investing and financing activities:
         Seller financed property and equipment sales        $ 507,000   $    --



See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-5

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

Description of operations - California Almond Investors I (A California Limited Partnership) (the Partnership), owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., is the managing general partner. Donald Bade is the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988, when minimum funding levels were attained. The Partnership is to continue until December 2016, unless terminated sooner. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly-owned by Donald Bade.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a twelve-month period. The estimated price per pound is based on actual payments received for the current crop and current market conditions. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership recognized $35,100 of additional revenue for the 2001 crop during 2002, and a loss of $90,800 for the 2000 crop during 2001. The Partnership's revenue includes proceeds from crop insurance, which pays if the almond crop yields less than the insured amount. The Partnership recognized $18,500 and $17,900 of revenue from crop insurance for the years ended December 31, 2002 and 2001.

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

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. There were no distributions for the years ended December 31, 2002 and 2001.

Allocation of net income or loss per limited partnership unit - The net income or loss is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 2002 and 2001.

Income taxes - Net income or loss is allocated to the partners as specified in the partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk - Certain financial instruments, primarily cash and accounts receivable, potentially subject the Partnership to concentrations of credit risk. Cash deposited in bank demand deposit accounts is in excess of FDIC insurance thresholds. The Partnership deposits excess cash into a money fund account that invests primarily in U.S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 2002.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the estimated price per pound of the current year's crop, the collectibility of estimated amounts due from the almond buyer, and the useful life of depreciable assets. The estimated price per pound is dependent on the crop size, market conditions, and other factors, such as decisions of the California Almond Control Board related to the supply of almonds to be released in the marketplace. The amounts estimated could differ significantly from actual results.

--------------------------------------------------------------------------------
                                                                        Page F-6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Fair value of financial instruments - The Partnership measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Partnership's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of Partnership borrowings under the long-term debt agreement approximates fair value because current interest rates available to the Partnership for similar debt are approximately the same.

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncements, which is presented herein in compliance with disclosure requirements of the Securities and Exchange Commission.

Statement of Financial Accounting Standards (SFAS) No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

SFAS No.147, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. This statement provides guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. This statement is effective for acquisitions made on or after October 1, 2002. The adoption of SFAS No. 147 will not have an effect on the Partnership's financial statements.

SFAS No.148, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 will not have an effect on the Partnership's financial statements.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Partnership's financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities in which 1) the equity investment is insufficient for the entity to finance its activities without additional financial support through other interests who will absorb some or all of the entity's expected losses, or 2) the equity investors lack one or more essential characteristics of a controlling interest. Those characteristics include the ability to make decisions about an entity's activities through voting rights or similar rights; the obligation to absorb the entity's expected losses, which makes it possible for the entity to finance its activities; and the right to receive the entity's expected residual returns as compensation for the risk of absorbing expected losses. This interpretation will not have an effect on the Partnership's financial statements.


NOTE  2 -     TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

The  Partnership  has  an  agreement  with  Charterhill  Pacific,  a  California
Corporation  controlled  by David A.  Bade,  son of Donald  Bade,  to manage all
Partnership operations and to supervise and manage farming operations of the orchards. Under the Partnership Management Agreement, which expires December 31, 2007, Charterhill Pacific was paid in 2002 and 2001 approximately $8,600 per month, plus expenses. This management fee is adjusted annually for increases in the Consumer Price Index. Under the Farm Management Agreement, Charterhill Pacific is paid approximately $166 per acre per year, adjusted annually for increases in the Consumer Price Index, plus expenses. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined in the Agreement. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions subject to certain limitations. During the year ended December 31, 1999, the managing general partner received distributions based on an estimate of distributions for the year. Due to a low crop price and resulting net loss, distributions were reduced from the original estimate, resulting in an overpayment to the managing general partner. The amount of the overpayment was recorded as a receivable from the general partner and was repaid during 2002. Amounts paid or accrued to Charterhill Pacific were as follows:

                                                 2002               2001
                                          ---------------    ----------------
Charterhill Pacific:
     Partnership Management Agreement          $ 111,100           $ 104,500
     Farm Management Agreement                    58,100              84,800
                                          ---------------    ----------------

                                               $ 169,200           $ 189,300
                                          ===============    ================


Future minimum payments under the Partnership Management Agreement are as follows:

                       Year Ending December 31,
                       ------------------------
                                2003                    $  103,200
                                2004                       103,200
                                2005                       103,200
                                2006                       103,200
                                2007                       103,200
                                                        ----------
                                                        $  516,000
                                                        ==========

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  3 -     NOTES RECEIVABLE

                                                                  2002     2001
                                                                --------  ------

Note associated with the sale of property and equipment, with
interest at 7.25%; secured by property; maturing June 2007      $221,000  $ --

Note associated with the sale of property and equipment, with
interest at 7.50%; secured by property; maturing March 2007      206,700    --

Note associated with the sale of property and equipment, with
interest at 6.00%; secured by property; maturing February 2004    73,600    --
                                                                --------  ------

                                                                 501,300    --
Less current maturities                                           11,300    --
                                                                --------  ------

                                                                $490,000  $ --
                                                                ========  ======


NOTE  4 -     LONG-TERM DEBT

                                                                2002      2001
                                                              --------  --------

Mortgage note, with interest at 8.10%; semi-annual principal repayments of $12,000 are due January 1 and July 1, with a
balloon payment in January 2005; secured by a deed of  trust on an almond orchard and associated equipment with a net
book value of approximately $416,900 at December 31, 2002     $288,000  $312,000

Less current maturities                                         24,000    24,000
                                                              --------  --------

                                                              $264,000  $288,000
                                                              ========  ========

Principal maturities for succeeding years are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              2003                $ 24,000
                                              2004                  24,000
                                              2005                 240,000
                                                               ------------

                                                                 $ 288,000
                                                               ============

NOTE  5 -    PARTNERS' EQUITY

The  partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority returns of approximately $6,872,300 have not been paid as of December 31, 2002. Unreturned capital is defined, in general, as the limited partners' capital contribution reduced by proceeds from the sale of the Partnership or the Partnership's property. Cash distributions are determined by the general partner based on the Partnership's working capital needs. There were no distributions paid or payable for the years ended December 31, 2002 and 2001.

Cash distributions on the sale or liquidation of the Partnership are allocated first to the limited partners in an amount equal to their capital contribution of $6,039,500, and then 99% to the limited partners in an amount equal to the sum of their cumulative priority return.

--------------------------------------------------------------------------------
                                                                        Page F-9

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

The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:

                                                             2002         2001
                                                          ----------  -----------
Net income (loss) - financial statements                  $  334,700  $  (716,000)

Differences resulting from depreciation and amortization      93,900       65,000
                                                          ----------  -----------
Net income (loss) - income tax method                     $  428,600  $  (651,000)
                                                          ==========  ===========

Taxable income loss per limited partnership unit          $    35.48  $    (53.90)
                                                          ==========  ===========
Partners' equity - financial statements                   $1,666,600  $ 1,331,900

Differences resulting from:
     Depreciation and amortization                           795,100      701,200
     Sales commissions                                       513,400      513,400
     Syndication costs                                       332,200      332,200
                                                          ----------  -----------
Partners' equity - income tax method                      $3,307,300  $ 2,878,700
                                                          ==========  ===========


--------------------------------------------------------------------------------
                                                                       Page F-10

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

KEY MANAGEMENT AND ADMINISTRATIVE PERSONNEL

         Vintech Almond Advisors has employed Charterhill Pacific to manage the partnership's operations. Charterhill Pacific has experience in real estate investment and all phases of the agricultural business, which includes day-to-day administration, management, farming and marketing. The key management personnel of Vintech Almond Advisors and Charterhill Pacific, the management company, have many years of proven experience in all phases of the agricultural business and real estate investments including day-to-day administration, management, farming, and marketing. A brief synopsis of the background of some of the key management personnel is listed below:

Donald D. Bade

         Mr. Bade, age 66, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 40, is the president of Vitech Almond Advisors and president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. It's main business is the management of investments and farm properties.

                                 Form 10KSB-13

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

                                 Form 10KSB-14

PART III

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

         28.2* Supplement Number 1 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.3* Supplement Number 2 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.4* Supplement Number 3 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.5* Supplement Number 4 to the Prospectus pursuant to Rule 424(b) of the Securities Act of 1933

         99.1              Section 906 Certifications

* Previously Filed


(b). Reports On Form-8K

         None

                                 Form 10KSB-15

Item 14. Control and Procedures

         Within the 90 day period prior to the date of this report, the Partnership carried out an evaluation, under the supervision of the General Partner and the General Partner's management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 ( c ). Based *on that evaluation, the General Partner concluded that the Partnership's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Partnership which is required to be included in the Partnership's periodic Securities and Exchange Commission filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.



SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership

By:      Vintech Almond Advisers Inc.
         Its Managing General Partner



By:                                                            March 15, 2003
        ---------------------------------------------          --------------
                 David A.  Bade, President                     Date






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   Director, Vintech Almond Advisers, Inc.     March 15, 2003
---------------    Principal Executive Officer                 ---------------
David A. Bade      Principal Financial Officer                 Date
                   Principal Accounting Officer of
                       the Registrant and
                       Vintech Almond Advisers, Inc.




                                 Form 10KSB-16

                            CERTIFICATION REQUIRED BY
                           ITEM 307 OF REGULATION S-B

I, David Bade, President of Vintech Almond Advisers, Inc., Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-KSB of California Almond Investors I, A California Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures as necessary to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 15, 2003

By:      Vintech Almond Advisers, Inc.
         A California Corporation,
         Managing General Partner


         By:
                  -----------------------------------------------------
                  David A. Bade,            President

                                 Form 10KSB-17

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of California Almond Investors I, (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Bade of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

CALIFORNIA ALMOND INVESTORS I
A California Limited Partnership

By:      Vintech Almond Advisers, Inc.
         A California Corporation,
         Managing General Partner


         By:
                  -----------------
                  David A. Bade
                  President


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.




                                 Form 10KSB-18