Form 10QSB
period 2003-03-31
CALIFORNIA ALMOND INVESTORS I
filed 2003-05-14
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1954

For Quarter Ended: March 31, 2003               Commission File Number: 33-10196

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

(707) 579-3742 (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          BALANCE SHEET March 31, 2003
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   324,141
     Accounts Receivable, no allowance deemed necessary                 225,739
     Inventory-In Process                                               160,676
     Deferred crop costs                                                 39,594
     Advances for farm costs                                                 --
     Accrued Interest Receivable                                         12,108
     Current portion of notes receivable                                  8,004
                                                                    -----------
         Total Current Assets                                           770,262

NOTES RECEIVABLE-LONG TERM                                              490,001
                                                                    -----------

PROPERTY AND EQUIPMENT
     Land                                                               718,609
     Orchards                                                         1,418,254
     Equipment                                                          754,871
     Buildings                                                           38,913
                                                                    -----------
                                                                      2,930,647
Less accumulated depreciation                                        (2,190,060)
                                                                    -----------
                                                                        740,587
                                                                    -----------

                                                                    $ 2,000,850
                                                                    ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $    37,114
     Current portion of long-term debt                                   24,000
                                                                    -----------
          Total Current Liabilities                                      61,114

LONG-TERM DEBT, less current portion                                    264,000

PARTNERS' EQUITY                                                      1,675,736
                                                                    -----------

                                                                    $ 2,000,850
                                                                    ===========

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

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               STATEMENT OF INCOME
                                    UNAUDITED

                                             Three Months          Three Months
                                                Ended                 Ended
                                            March 31, 2003        March 31, 2002
                                            ------------------------------------

REVENUES
     Gain on sale of almond orchards          $                     $122,697
     Interest and other                       $  9,152
                                              ------------------------------
                                              $  9,152               122,697

EXPENSES                                            --                    --
                                              ------------------------------

NET INCOME                                    $  9,152               122,697
                                              ==============================

NET INCOME PER LIMITED PARTNERSHIP UNIT       $   0.76              $  10.16
NUMBER OF PARTNERSHIP UNITS                     12,079                12,079
                                              ==============================

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENT OF ICASH FLOWS
                                    UNAUDITED

                                                                          Three Months             Three Months
                                                                             Ended                     Ended
                                                                         March 31, 2003            March 31, 2002
                                                                         --------------            --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $   9,152                 $ 122,697
Adjustment to reconcile net income to net
     cash from operating activities
         Gain on sale of almond orchards                                                               (122,697)

      Changes In:
          Accounts receivable                                                 142,769                   137,541
          Interest receivable                                                  (6,760)
          Deferred crop costs                                                (153,838)                 (192,452)
          Advances fro farm costs                                               1,500                     2,804
          Accounts payable and accrued liabilities                            (31,388)                    8,343
          Payable to related parties                                           (3,636)
                                                                            -----------------------------------

               Net cash from operating activities                             (42,201)                  (43,764)
                                                                            -----------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Payments received on notes receivable                                           3,331
Proceeds from sale of almond orchards                                                                   111,050
                                                                            -----------------------------------

               Net cash from investing activities                               3,331                   111,050
                                                                            -----------------------------------

NET CHANGE IN CASH                                                            (38,870)                   67,286

CASH, beginning of period                                                     363,011                   111,300

CASH, end of period                                                         $ 324,141                 $ 178,586
                                                                            ===================================

SUPPLEMENTAL CASH-FLOW INFORMATION

          Non-cash investing activities                                     $                         $ 286,000
              Notes receivable from sale of almond orchards

                          PART I-FINANCIAL INFORMATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership's December 31, 2002, audited financial statements and notes thereto.

NOTE 2 - INTEREST INCOME

During 2002, the Partnership sold three ranches due to low production. The Partnership financed the three sales through long-term mortgage notes, with interest ranging from 6% to 7.5%. Interest income is recognized as earned, as it does not relate to the current year farming operations.

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

     Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to: estimated price per pound, useable lives of the orchards and related assets, collectibility of receivables, and the deferral of certain crop costs. These accounting policies are applied consistently for all years presented. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements. "

Liquidity and Capital Resources

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

Results of Operations

     The Partnership continued to operate at a break-even rate in the first quarter 2003. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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

Almond Market

     The 2003 almond crop is preliminarily projected to be between 900 and 925 million pounds. If this estimate is correct, almond prices for the 2003 crop could be equal to or lower then prices received for the 2002 crop. This continues to have a depressing effect on the value of almond orchards in California, and has produced an almond orchard market with few buyers and many sellers.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By: Vintech Almond Advisers, Inc.
    A California corporation,
    Managing General Partner

    By:
        ----------------------------------------------------
        David A. Bade
        President

                            CERTIFICATION REQUIRED BY
                           ITEM 307 OF REGULATION S-B

I, David Bade, President of Vintech Almond Advisers, Inc., Managing General Partner of the Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Almond Investors I, A California Limited Partnership;

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

4. I arm responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures as necessary to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 15, 2003

By: Vintech Almond Advisers, Inc.
    A California Corporation,
    Managing General Partner

    By:
        -----------------------------------------------------
        David A. Bade,            President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of California Almond Investors I, (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Bade of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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