Form 10QSB
period 2003-06-30
CALIFORNIA ALMOND INVESTORS I
filed 2003-08-14
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1954

For Quarter Ended:  June 30, 2003               Commission File Number: 33-10196


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  See following pages.

                                                         See accompanying notes.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                           BALANCE SHEET June 30, 2003
                                   (UNAUDITED)

                           ASSETS
CURRENT ASSETS
     Cash and cash equivalents                               $242,593
     Accounts Receivable, no allowance deemed necessary        98,658
     Inventory-In Process                                     310,973
     Deferred crop costs                                       39,594
     Advances for farm costs                                   16,926
     Accrued Interest Receivable                               18,027
     Current portion of notes receivable                        8,004
                                                          -----------
         Total Current Assets                                 734,774
                                                          -----------

NOTES RECEIVABLE-LONG TERM                                    490,001
                                                          -----------

PROPERTY AND EQUIPMENT
     Land                                                     718,609
     Orchards                                               1,418,254
     Equipment                                                754,871
     Buildings                                                 38,913
                                                          -----------
                                                            2,930,647
Less accumulated depreciation                              (2,190,060)
                                                          -----------
                                                              740,587
                                                          -----------

                                                           $1,965,362
                                                          ===========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities              $    3,450
     Current portion of long-term debt                         24,000
                                                          -----------
         Total Current Liabilities                             27,450

LONG-TERM DEBT, less current portion                          252,000

PARTNERS' EQUITY                                            1,685,912
                                                          -----------

                                                           $1,965,362
                                                          ===========

The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

                                                         See accompanying notes.

               CALIFORNIA ALMOND INVESTORS I
            (A CALIFORNIA LIMITED PARTNERSHIP)
                    STATEMENT OF INCOME
                         UNAUDITED


                                        Three Months Ended    Six Months Ended
                                            June 30,               June 30,
                                        2003        2002       2003       2002
                                       -------------------   -------------------
REVENUES
     Interest Income                   $ 10,176   $          $ 19,328   $    --
     Gain on sale of almond orchards                57,522               180,219
                                       --------   --------   --------   --------
                                       $ 10,176     57,522     19,328    180.219

EXPENSES                                     --
                                       --------   --------   --------   --------
NET INCOME                             $ 10,176   $ 57,522   $ 19,328   $180,219
                                       ========   ========   ========   ========
NET INCOME PER LIMITED PARTNERSHIP
 UNIT                                  $   0.84   $   4.76   $   1.60   $  14.92
                                       ========   ========   ========   ========
NUMBER OF PARTNERSHIP UNITS              12,079     12,079     12,079     12,079

                                                         See accompanying notes.

                              CALIFORNIA ALMOND INVESTORS I
                            (A CALIFORNIA LIMITED PARTNERSHIP)
                                 STATEMENT OF ICASH FLOWS
                                        UNAUDITED

                                                                 Six Months Ended
                                                                     June 30,
                                                                2003         2002
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                    $  19,328    $ 180,219
Adjustment to reconcile net income to net
     cash from operating activities
         Gain on sale of almond orchards                                     180,219)

      Changes In:
          Accounts receivable                                   269,850      290,300
          Interest receivable                                   (12,679)
          Deferred crop costs                                  (304,135)    (301,137)
          Advances fro farm costs                               (15,426)       5,400
          Accounts payable and accrued liabilities              (65,052)       2,701
          Payable to related parties                             (3,636)
                                                              ---------    ---------
               Net cash from operating activities              (111,750)      (2,736)
                                                              ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES

Payments received on notes receivable                             3,331
Proceeds from sale of almond orchards                                        112,515
                                                              ---------    ---------
               Net cash from investing activities                 3,331      112,515

CASH FLOW FROM FINANCING ACTIVITIES

Payments on long-term debt                                      (12,000)     (12,000)
                                                              ---------    ---------
NET CHANGE IN CASH                                             (120,419)      97,779

CASH, beginning of period                                       363,011      111,300

CASH, end of period                                           $ 242,592    $ 209,079
                                                              =========    =========
SUPPLEMENTAL CASH-FLOW INFORMATION

          Non-cash investing activities
              Notes receivable from sale of almond orchards   $            $ 507,000

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

Results of Operations

         The Partnership continued to operate at a break-even rate in the second quarter 2003. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at that time. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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

Almond Market

         The Objective Forecast for the 2003 almond crop is one billion pounds. The final 2002 crop was one billion, 82 million pounds. If this estimate is correct, almond prices for the 2003 crop could be equal to or lower then prices received for the 2002 crop. This continues to have a depressing effect on the value of almond orchards in California, and has produced an almond orchard market with few buyers and many sellers.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:
            ----------------------------------
            David A. Bade
            President