Form 10QSB
period 2003-09-30
CALIFORNIA ALMOND INVESTORS I
filed 2003-11-14
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1954

For Quarter Ended: September 30, 2003           Commission File Number: 33-10196

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

Item 1. Financial Statements.

            See following pages.


                                                         See accompanying notes.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        BALANCE SHEET September 30, 2003
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $   300,698
     Accounts Receivable, no allowance deemed necessary                  98,658
     Inventory-In Process                                               350,133
     Deferred crop costs                                                 39,594
     Accrued Interest Receivable                                         12,335
     Current portion of notes receivable                                 14,666
                                                                    -----------
         Total Current Assets                                           816,084
                                                                    -----------

NOTES RECEIVABLE-LONG TERM                                              477,588
                                                                    -----------

PROPERTY AND EQUIPMENT
     Land                                                               718,609
     Orchards                                                         1,418,254
     Equipment                                                          754,871
     Buildings                                                           38,913
                                                                    -----------
                                                                      2,930,647
Less accumulated depreciation                                        (2,190,060)
                                                                    -----------
                                                                        740,587
                                                                    -----------

                                                                    $ 2,034,259
                                                                    ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $    63,764
     Current portion of long-term debt                                   24,000
                                                                    -----------
          Total Current Liabilities                                      87,764

LONG-TERM DEBT, less current portion                                    252,000

PARTNERS' EQUITY                                                      1,694,495
                                                                    -----------

                                                                    $ 2,034,259
                                                                    ===========

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

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                               STATEMENT OF INCOME
                                    UNAUDITED

                                               Three Months Ended                  Nine Months Ended
                                                  September 30,                      September 30,
                                              2003             2002              2003             2002
                                           --------------------------------------------------------------
REVENUES
 Interest Income                           $  8,584          $ 16,435          $ 27,912          $ 16,435
 Gain on sale of almond orchards                                                                  180,219
                                           --------------------------------------------------------------
                                           $  8,584            16,435            27,912           196,654

EXPENSES                                         --
                                           --------------------------------------------------------------

NET INCOME                                 $  8,584          $ 16,435          $ 27,912          $196,654
                                           ==============================================================

NET INCOME PER LIMITED PARTNERSHIP UNIT    $   0.71          $   1.36          $   2.31          $  16.28
                                           ==============================================================

NUMBER OF PARTNERSHIP UNITS                  12,079            12,079            12,079            12,079


                                                         See accompanying notes.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENT OF ICASH FLOWS
                                    UNAUDITED

                                                          Nine Months Ended
                                                             September 30,
                                                          2003          2002
                                                       ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                             $  27,912      $ 196,654
Adjustment to reconcile net income to net
 cash from operating activities
 Gain on sale of almond orchards                                       (180,219)

Changes In:
Accounts receivable                                      269,850        290,300
Interest receivable                                       (6,987)
Deferred crop costs                                     (343,296)      (521,108)
Advances fro farm costs                                    1,500          5,400
Accounts payable and accrued liabilities                  (4,738)       171,460
Payable to related parties                                (3,636)
                                                       ------------------------

 Net cash from operating activities                      (59,395)       (37,513)
                                                       ------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Payments received on notes receivable                      9,082          5,663
Proceeds from sale of almond orchards                                   112,515
                                                       ------------------------

 Net cash from investing activities                        9,082        118,178

CASH FLOW FROM FINANCING ACTIVITIES

Payments on long-term debt                               (12,000)       (12,000)
                                                       ------------------------

NET CHANGE IN CASH                                       (62,313)        68,665

CASH, beginning of period                                363,011        111,300

CASH, end of period                                    $ 300,698      $ 179,965
                                                       ========================

SUPPLEMENTAL CASH-FLOW INFORMATION

Non-cash investing activities
Notes receivable from sale of almond orchards          $       0      $ 507,000


                                                         See accompanying notes.

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

Results of Operations

      The Partnership continued to operate at a break-even rate in the third quarter 2003. This result is not indicative of the results for the entire fiscal year, due to the seasonal nature of the almond growing business. Almonds are harvested in August through October and the crop revenues and expenses are recognized at the completion of the harvest. Since the partnership's crop care has not been completed for this growing season, it is not possible to say if cultural costs will be higher or lower than last year's costs. At this time though, it seems that cultural costs will be substantially the same as last year.

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

Almond Market

      The Objective Forecast for the 2003 almond crop is one billion pounds. The final 2002 crop was one billion, 82 million pounds. In spite of the projected large almond crop, almond prices have stabilized and started to increase. At this time, there has been no change in the current value of almond orchards. The market for almond orchards still has many sellers and few buyers, which continues to depress real estate values.

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

    By:
        -------------------------------------
        David A. Bade
        President