Form 10KSB
period 2003-12-31
CALIFORNIA ALMOND INVESTORS I
filed 2004-02-27
CIK 806179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003      Commission File Number 33-10196

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or an amendment to this Form 10-K. [ ]

State issuers revenue for its most recent fiscal year; $787,574.47.
No market for the limited partnership units exists and therefore a market value for such units cannot be determined.

Documents incorporated herein by reference:

Prospectus, including supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 incorporated in Parts I, II, and III.

Transitional small business disclosure format; Yes _____     No  __X__

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

         In March 1987, the partnership commenced an offering of $10,000,000 in limited partnership units (units). The partnership sold a total of 12,079 units for an aggregate capitalization in the amount of $6,039,500 as of the termination of the offering on March 6, 1989. The net proceeds of this offering were used to acquire income-producing almond orchards.

         In 1991, the partnership acquired six properties known as Cressey, Robertson, Hooker, Clausen, Sierra II and Famosa Ranches. The Clausen, Sierra II and the Famosa properties were sold in 2002. Each of the remaining properties is described below in Item 2 - Properties.

         The Partnership is in the process of being liquidated. In November 2003, the General Partner had the three remaining properties appraised. Based upon the appraisal, the properties were put on the market in December 2003. The Hooker Ranch sold in January, 2004, and the Cressey Ranch sold in February, 2004. The Robertson Ranch is currently in escrow and is expected to close by March 31, 2004. Upon the sale of the Robertson Ranch the assets of the Partnership will be composed of cash and the notes receivable on the Clausen, Sierra, and Famosa Ranches. It is the intention of the General Partner is sell these notes at a discount. If a sale can be completed in 2004, the Partnership will be liquidated as of the end of the year 2004. If the notes are not sold in 2004, the Partnership will continue until the notes are sold or are paid.

         The partnership operates within one industry segment (agricultural crops) and has no foreign operations or export sales. The harvest is presently sold to a single processor for a price per pound that is paid within 12 months.

         The partnership has no employees. All necessary administrative and management services are performed by employees of the managing general partner, affiliates or independent contractors. Charterhill Pacific was hired as the farm manager for the partnership. Under this agreement, Charterhill Pacific assumed the primary responsibility for the farm management activities of the partnership properties. Fees paid to the property management company in 2003 were approximately $122 per cultivated acre, plus 7.5% of the net crop proceeds from such acreage.

         The agreement with Charterhill Pacific can be terminated at any time upon 120 days notice. The sole shareholder of Charterhill Pacific is related to the sole shareholder of the Managing General Partner.

                                  Form 10KSB-2

See Footnote 2 to the financial statements included in Item 7 to this report for information regarding fees and expense reimbursements to the general partner and its affiliates.

Item 2.  Properties

         A description of income-producing properties in which the partnership has an ownership interest, and which are being held for sale, or that have been sold subsequent to December 31, 2003, is as follows:

Cressey Ranch

         Cressey   Ranch  is  located  in  the  Central   San  Joaquin   Valley,
approximately 11 miles west of Merced. This ranch was sold in February, 2004, with the partnership recognizing a gain of approximately $352,408.00.

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

         Set forth below is a table summarizing crop production on the property for the last five years.

                                                 Gross Almond         Pounds
                                Producing        Production           Produced
                 Year           Acres            (in Pounds)          Per Acre
                 ----           -----            -----------          --------

              1999                140.0             148,041             1,057
              2000                140.0             131,125               937
              2001                140.0             146,834             1,049
              2002                140.0             102,911               735
              2003                140.0              86,382               617

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

                                  Form 10KSB-3

Robertson Ranch

         Robertson Ranch is located in the Central San Joaquin Valley, approximately two miles south of Chowchilla in Madera County, California, at the intersection of State Highway 152 and County Road 4. This ranch is currently in escrow and is scheduled to close by March 31, 2004. The sales price is $215,000.00

         Of the 35.7 acres comprising the property, approximately 33.5 acres are planted with almond trees consisting of 50% NonPareil and 50% Carmel nut varieties. Approximately one-half of the acreage was planted in 1981 and the remaining acres in 1982. Other improvements on the property include a well with a 50-horsepower pump and an underground concrete irrigation pipeline. The property is zoned for exclusively agricultural uses.

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

         Set forth below is a table summarizing crop production on the property for the last five years.

                                                 Gross Almond         Pounds
                             Producing           Production           Produced
            Year             Acres               (in Pounds)          Per Acre
            ----             -----               -----------          --------

              1999             33.5                  98,322             2,935
              2000             33.5                  61,420             1,833
              2001             33.5                  59,373             1,772
              2002             33.5                  76,897             2,295
              2003             33.5                  58,770             1,754

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

Hooker Ranch

         Hooker Ranch is located in the San Joaquin Valley of California, approximately seven miles east of the town of Hickman, which is approximately 14 miles northwest of Modesto in east central Stanislaus County. This ranch was sold in January 2004, with the partnership recognizing a gain of approximately $1,383,123.00.

                                  Form 10KSB-4

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

         Set forth below is a table summarizing crop production on the property for the last five years.

                                               Gross Almond          Pounds
                           Producing           Production            Produced
         Year              Acres               (in Pounds)           Per Acre
         ----              -----               -----------           --------

            1999             233.0                378,193             1,623
            2000             233.0                423,808             1.819
            2001             233.0                316,034             1,356
            2002             233.0                545,468             2,341
            2003             233.0                335,421             1,440

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder Matters.

                                  Form 10KSB-5

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

         As of December 31, 2003 the approximate number of holders of limited partnership units was 799. Joint owners (including but not limited to joint tenants, tenants in common and husband and wife) are shown on the partnership's records as a single record holder and, therefore, are counted as one.

Distributions

         Set forth below is a schedule of distributions made to the limited partners in the last five years. The source of distributions was a combination of crop revenue, interest income, rental income, and capital contributions.

--------------------------------------------------------------------------------
                       2003        2002        2001        2000        1999
--------------------------------------------------------------------------------
January                   0           0           0           0     162,450
--------------------------------------------------------------------------------
February
--------------------------------------------------------------------------------
March
--------------------------------------------------------------------------------
April                     0           0           0           0     162,450
--------------------------------------------------------------------------------
May
--------------------------------------------------------------------------------
June
--------------------------------------------------------------------------------
July                      0           0           0           0      57,000
--------------------------------------------------------------------------------
August
--------------------------------------------------------------------------------
September
--------------------------------------------------------------------------------
October                   0           0           0           0           0
--------------------------------------------------------------------------------
November
--------------------------------------------------------------------------------
December
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Distributions      $0          $0          $0          $0    $381,900
                         ==          ==          ==          ==    ========
--------------------------------------------------------------------------------

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

                                  Form 10KSB-6

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

Liquidity and Capital Resources

         The Partnership Currently has sufficient cash reserves to meet all projected requirements. With the sale of the remaining three properties, it is expected that the cash reserves will continue to increase in 2004.

         The cash proceeds from the sale of the properties are being deposited in the Partnership's money market account at Charles Schwab. Upon the sale of the Robertson Ranch the account will have in excess of $2,500,000.00 deposited. It is the intention to set these funds aside to be used as part of the final Partnership liquidation distribution.

         In preparation for the sale of the final three properties and liquidation of the Partnership, the General Partner had the three remaining properties appraised in November 2003. The appraised values on the properties were:

                        Ranch                Acres              Appraised Value
                  Cressey Ranch              140.0                $672,000.00
                  Robertson Ranch             33.5                 215,000.00
                  Hooker Ranch               233.0               1,250.000.00

         Based upon the above appraisal, the properties were placed on the market in December 2003.

                  On January 23. 2004, the Hooker Ranch was sold to the Dave Wilson Nursery. The nursery is adjutant to the ranch and they need the acreage to expand their nursery business. The buyer is not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

                  The sale price for the property was $1,800,000.00. The sale was for cash and the Partnership paid no real estate commissions in connection with the sale


                  The Cressey Ranch was sold on February 2, 2004 to Duarte & Souza Farms. The buyer is not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

                                  Form 10KSB-7

                  The property was sold for $610,000.00. The sale was for cash and the Partnership paid a 6% real estate commission.

                  The Robertson Ranch is currently in escrow and is scheduled to close on March 31, 2004. The buyer is not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

                  The sale price is $215,000.00. The sale is for cash and the Partnership is to pay a 6% real estate commission.

Upon the completion of the sale of the Robertson Ranch, the assets of the Partnership will consist of cash and the notes receivable on the Clausen, Sierra, and Famosa ranches that were sold in 2002. The General Partner will endeavor to sell these notes at a discount. If a sale of the notes can be completed in 2004, the Partnership will be liquidated in 2004.. If not, the liquidation will be postponed until the notes are sold or are paid in full.

Results of Operation

         The 2003 harvest yielded 480,573 pounds of almonds from the three remaining properties, Cressey, Robertson, and Hooker, or 1,182 pounds per acre. This compares to the 2002 harvest of 725,276 pounds, which was produced from three orchards. The determination of the final settlement price for the 2003 almonds will not be determined until the fall of 2004 and is subject to variation based upon market conditions. The 2003 crop price estimate is $1.32 per pound compared to $0.94 per pound received for the crop in 2002. Based on available information at this time, the General Partner believes that the expected final sales price of $1.32 per pound will be achieved.

         Farming costs for the partnership on a per acre basis were $1,242 in 2003 and $1,098 in 2002. Farming costs vary largely depending on the characteristics of a given orchard, weather, and including the availability of sufficient water. At this time, the General Partner believes that water costs will continue to increase in the future but will not significantly increase the farming costs due to the availability of well water.

         General and Administrative expenses are primarily comprised of accounting, computer services, management services, and other professional fees. Such amounts were $165,400 in 2003 and $162,200 in 2002. The General Partner anticipate similar levels of general and administrative costs in the future.

Item 7.  Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None

Item 8A. Controls and Procedures

         Within the 90 day period prior to the date of this report, the Partnership carried out an evaluation, under the supervision of the General Partner and the General Partner's management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 ( c ). Based on that evaluation, the General Partner concluded that the Partnership's disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Partnership which is required to be included in the Partnership's periodic Securities and Exchange

                                  Form 10KSB-8

Commission filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Donald D. Bade

         Mr. Bade, age 67, is president and chief financial officer of Vintech Almond Advisors. He graduated from Stanford University in 1958, with a BA degree in Economics. His agricultural investment career began in 1971, and since that time he has been instrumental in the negotiation, purchase, and sale of over $200 million dollars of agricultural real estate in the San Joaquin Valley of California. Since 1971, he has personally managed or had the management responsibility for over 10,000 acres of permanent crops, all located in the San Joaquin Valley.

David A. Bade

         Mr. Bade, age 41, is the president of Vintech Almond Advisors and president and chief financial officer of Charterhill Pacific, as well as the sole shareholder. Charterhill Pacific was founded by David Bade in 1991. He graduated from California State University-Chico in 1985 with a BS degree in Agriculture and Business. Its main business is the management of investments and farm properties.

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

                                  Form 10KSB-9

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

                                  Form 10KSB-10

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

         28.2* Supplement Number 1 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.3* Supplement Number 2 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.4* Supplement Number 3 to the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933

         28.5* Supplement Number 4 to the Prospectus pursuant to Rule 424(b) of the Securities Act of 1933

         31.1* Certification of General Partner required by Rule 13a-14(a)/15d-14(a).

         32.1* Certification of General Partner required by Rule 13a-14(b) and 18 U.S.C. 1350

(b).     Reports on Form-8K

         None

                                  Form 10KSB-11

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CALIFORNIA ALMOND INVESTORS I
         A California Limited Partnership

By:      Vintech Almond Advisers Inc.
         It's Managing General Partner


By:     /s/ David A. Bade                                      February 27, 2004
        ---------------------------------------------          -----------------
        David A. Bade, President                               Date


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ David A. Bade              Director, Vintech Almond Advisers, Inc.       February 27, 2004
---------------------------    Principal Executive Officer                   -----------------
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

                           DECEMBER 31, 2003 AND 2002


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

     Statements of income..................................................F - 3

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

     Notes to financial statements.........................................F - 6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Partners
California Almond Investors I
(A California Limited Partnership)


We have audited the accompanying balance sheets of California Almond Investors I (A California Limited Partnership), as of December 31, 2003 and 2002, and the statements of income, partners' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Almond Investors I as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the General Partner is in the process of liquidating all assets for distribution and termination of the Partnership.

                                                     /s/ Moss Adams LLP
Santa Rosa, California
January 20, 2004


                                                                      Page F - 1

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                  BALANCE SHEETS
                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

                     ASSETS

                                                              2003             2002
                                                          -----------      -----------
CURRENT ASSETS
     Cash                                                 $   477,200      $   363,000
     Accounts receivable                                      317,300          360,300
     Receivable from limited partners                           8,200            8,200
     Interest receivable                                        9,100            5,300
     Prepaid expenses                                           4,900            1,500
     Current maturities of notes receivable                   489,700           11,300
     Deferred crop costs                                           --           46,500
                                                          -----------      -----------
         Total current assets                               1,306,400          796,100
                                                          -----------      -----------

ASSETS HELD FOR SALE
     Land                                                     718,600          718,600
     Orchards                                               1,418,300        1,418,300
     Equipment                                                754,900          754,900
     Buildings                                                 38,900           38,900
                                                          -----------      -----------
                                                            2,930,700        2,930,700
     Less accumulated depreciation                         (2,191,500)      (2,190,100)
                                                          -----------      -----------
                                                              739,200          740,600
                                                          -----------      -----------
NOTES RECEIVABLE, less current maturities                          --          490,000
                                                          -----------      -----------

         Total assets                                     $ 2,045,600      $ 2,026,700
                                                          ===========      ===========

                     LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities             $     2,000      $    68,500
     Current maturities of long-term debt                     264,000           24,000
     Payable to related party                                  26,900            3,600
                                                          -----------      -----------
         Total current liabilities                            292,900           96,100
LONG-TERM DEBT, less current maturities                            --          264,000
PARTNERS' EQUITY                                            1,752,700        1,666,600
                                                          -----------      -----------
         Total liabilities and partners' equity           $ 2,045,600      $ 2,026,700
                                                          ===========      ===========

See accompanying notes.
--------------------------------------------------------------------------------
                                                                      Page F - 2

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                            STATEMENTS OF INCOME
                                          Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                       2003          2002
                                                    ---------     ---------
REVENUES
     Crops                                          $ 745,700     $ 779,800
     Interest and other                                41,900        30,500
                                                    ---------     ---------
                                                      787,600       810,300
                                                    ---------     ---------
EXPENSES
     Operating                                        511,900       452,400
     Depreciation                                       1,400         1,400
     General and administrative                       165,400       162,200
     Interest                                          22,800        27,400
                                                    ---------     ---------
                                                      701,500       643,400
                                                    ---------     ---------

INCOME FROM CONTINUING OPERATIONS                      86,100       166,900
                                                    ---------     ---------

DISCONTINUED OPERATIONS
     Loss on operations of almond orchards sold            --        (9,100)
     Gain on sale of almond orchards                       --       176,900
                                                    ---------     ---------
                                                           --       167,800
                                                    ---------     ---------
NET INCOME                                          $  86,100     $ 334,700
                                                    =========     =========

INCOME PER LIMITED PARTNERSHIP UNIT
     From continuing operations                     $    7.13     $   13.82
     From discontinued operations                          --         13.89
                                                    ---------     ---------
     Net income                                     $    7.13     $   27.71
                                                    =========     =========

LIMITED PARTNERSHIP UNITS                              12,079        12,079
                                                    =========     =========


See accompanying notes.
--------------------------------------------------------------------------------
                                                                      Page F - 3

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                  STATEMENTS OF PARTNERS' EQUITY
                                          Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                 Limited
                               Partnership     Limited         General
                                  Units        Partners        Partner         Total
                               ----------     ----------     ----------      ----------

Balance, December 31, 2001         12,079     $1,382,600     $  (50,700)     $1,331,900

Net income                             --        331,400          3,300         334,700
                               ----------     ----------     ----------      ----------
Balance, December 31, 2002         12,079      1,714,000        (47,400)      1,666,600

Net income                             --         85,200            900          86,100
                               ----------     ----------     ----------      ----------
Balance, December 31, 2003         12,079     $1,799,200     $  (46,500)     $1,752,700
                               ==========     ==========     ==========      ==========

See accompanying notes.
--------------------------------------------------------------------------------
                                                                      Page F - 4

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                        STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                            2003           2002
                                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  86,100      $ 334,700
     Adjustments to reconcile net income to net cash from
         operating activities:
            Depreciation                                                     1,400          1,400
            Gain on sale of almond orchards                                     --       (176,900)
         Changes in:
            Accounts receivable                                             43,000        (70,000)
            Interest receivable                                             (3,800)        (5,300)
            Deferred crop costs                                             46,500         (3,500)
            Prepaid expenses                                                (3,400)         3,900
            Accounts payable and accrued liabilities                       (66,500)        14,700
            Transaction with the general partner and related parties        23,300         61,800
                                                                         ---------      ---------
                Net cash from operating activities                         126,600        160,800
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of almond orchards                                      --        158,000
     Payment of expenses related to sale of almond orchards                     --        (48,800)
     Payments received on notes receivable                                  11,600          5,700
                                                                         ---------      ---------
                Net cash from investing activities                          11,600        114,900
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                            (24,000)       (24,000)
                                                                         ---------      ---------
NET CHANGE IN CASH                                                         114,200        251,700

CASH, beginning of year                                                    363,000        111,300
                                                                         ---------      ---------
CASH, end of year                                                        $ 477,200      $ 363,000
                                                                         =========      =========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                        $  22,800      $  27,400
     Noncash investing and financing activities:
         Seller financed property and equipment sales                    $      --      $ 507,000

See accompanying notes.
--------------------------------------------------------------------------------
                                                                      Page F - 5

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of operations - California Almond Investors I (A California Limited Partnership) (the Partnership) owns and operates income-producing almond orchards in the California Central Valley. Almonds are sold to a sole processor at prevailing market rates. Vintech Almond Advisers, Inc., is the managing general partner. Donald Bade is the sole shareholder of Vintech Almond Advisers, Inc. The Partnership was organized in November 1986 and commenced operations in February 1988 when minimum funding levels were attained. The Partnership is to continue until December 2016, unless terminated sooner. The original limited partner capital contribution of $1,000 ($500 per unit) was made by Vintech, Inc., a company wholly-owned by Donald Bade.

Revenue recognition - Revenue is recognized after harvest at an estimated price per pound to be received over a 12-month period. The estimated price per pound is based on actual payments received for the current crop and current market conditions. The final price is equal to the highest price paid by the buyer to any of its growers. Differences between estimated and actual revenues are recognized in the subsequent year's income statement. The Partnership recognized $58,000 of additional revenue for the 2002 crop during 2003, and a loss of $35,100 for the 2001 crop during 2002. The Partnership's revenue includes proceeds from crop insurance, which pays if the almond crop yields less than the insured amount. The Partnership recognized $29,000 and $18,500 of revenue from crop insurance for the years ended December 31, 2003 and 2002.

Assets held for sale - Assets held for sale consist of property and equipment that are stated at the lower of fair value or cost. Orchards and equipment had been depreciated over 12 years and were fully depreciated in 2003. The buildings were depreciated over 27.5 years. In 2004, depreciation is no longer being taken on the building.

Deferred crop costs - Costs incurred subsequent to harvest were related to the following year's growing crop and were deferred until that crop was harvested and sold. As no crop is expected for 2004, all crop costs have been charged to expense at December 31, 2003.

Cash distributions - Cash distributions to limited partners are based on a weighted average of limited partnership units outstanding. There were no distributions for the years ended December 31, 2003 and 2002.

Allocation of net income or loss per limited partnership unit - The net income or loss is allocated to the limited partners based on a weighted average of 12,079 limited partnership units outstanding for the years ended December 31, 2003 and 2002.

Income taxes - Net income or loss is allocated to the partners as specified in the partnership agreement and is reported on their respective income tax returns; therefore, no provision for income taxes is reflected in the accompanying financial statements.

Concentrations of credit risk - Certain financial instruments, primarily cash and accounts receivable, potentially subjecting the Partnership to concentrations of credit risk. Cash deposited in bank demand deposit accounts is in excess of FDIC insurance thresholds. The Partnership deposits excess cash into a money fund account that invests primarily in U.S. Treasury securities. Concentrations of credit risk, with respect to accounts receivable, are directly related to the well being of the sole almond processor purchasing the Partnership's crop. The harvest is sold to a single processor for a price per pound paid within 12 months. The Partnership's management does not believe significant credit risk exists at December 31, 2003.


--------------------------------------------------------------------------------
                                                                      Page F - 6

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the estimated price per pound of the current year's crop and the collectibility of estimated amounts due from the almond buyer. The estimated price per pound is dependent on the crop size, market conditions, and other factors, such as decisions of the California Almond Control Board related to the supply of almonds to be released in the marketplace. The amounts estimated could differ significantly from actual results.

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

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncement that may impact the presentation of future financial statements.

o SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.


NOTE 2 - TRANSACTIONS WITH THE GENERAL PARTNER AND RELATED PARTIES

The  Partnership  has  an  agreement  with  Charterhill  Pacific,  a  California
Corporation controlled by David A. Bade, son of Donald Bade, to manage all Partnership operations and to supervise and manage farming operations of the orchards. Under the Partnership Management Agreement, which expires December 31, 2007, Charterhill Pacific was paid approximately $8,600 per month, plus expenses, in 2003 and 2002. This management fee may be adjusted annually for increases in the Consumer Price Index. Under the Farm Management Agreement, Charterhill Pacific was paid approximately $122 per acre in 2003 and 2002, plus expenses. These charges may be adjusted annually for increases in the Consumer Price Index. The Farm Management Agreement also provides payment of an incentive fee equal to 7.5% of cash flow from operations, as defined in the Agreement. The Farm Management Agreement may be terminated at any time upon 120 days' notice. Under the partnership agreement, the managing general partner is allowed a partnership management fee equal to 5% of annual distributions subject to certain limitations. Amounts paid or accrued to Charterhill Pacific were as follows:

                                                          2003            2002
                                                        --------        --------
Charterhill Pacific:
     Partnership Management Agreement                   $120,600        $111,100
     Farm Management Agreement                            98,250          81,626
                                                        --------        --------
                                                        $218,850        $192,726
                                                        ========        ========


--------------------------------------------------------------------------------
                                                                      Page F - 7

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - NOTES RECEIVABLE

                                                                     2003         2002
                                                                   --------     --------
Note associated with the sale of property and equipment, with
interest at 7.25%; secured by property; maturing June 2007         $221,000     $221,000

Note associated with the sale of property and equipment, with
interest at 7.50%; secured by property; maturing March 2007         201,700      206,700

Note associated with the sale of property and equipment, with
interest at 6.00%; secured by property; maturing February 2004       67,000       73,600
                                                                   --------     --------

                                                                    489,700      501,300
Less current maturities                                             489,700       11,300
                                                                   --------     --------
                                                                   $     --     $490,000
                                                                   ========     ========

NOTE 4 - LONG-TERM DEBT

                                                                     2003         2002
                                                                   --------     --------
Mortgage note, with interest at 8.10%; semi-annual principal repayments of $12,000 were due January 1 and July 1, with a
balloon payment in January 2005; secured by a deed of  trust on an almond orchard and associated equipment with a net
book value of approximately $416,900 at December 31, 2003;
the note was repaid subsequent to December 31, 2003                $264,000     $288,000

Less current maturities                                             264,000       24,000
                                                                   --------     --------
                                                                   $     --     $264,000
                                                                   ========     ========

NOTE 5 - PARTNERS' EQUITY

The  partnership   agreement  entitles  limited  partners  to  a  12%  per  year cumulative, but not compounded, priority return on unreturned capital. Such cumulative priority returns of approximately $7,597,600 have not been paid as of December 31, 2003. Unreturned capital is defined, in general, as the limited partners' capital contribution reduced by proceeds from the sale of the Partnership or the Partnership's property. Cash distributions are determined by the general partner based on the Partnership's working capital needs. There were no distributions paid or payable for the years ended December 31, 2003 and 2002.

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


--------------------------------------------------------------------------------
                                                                      Page F - 8

                                                   CALIFORNIA ALMOND INVESTORS I
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the accrual method of accounting for income tax reporting and accrual method of accounting used in the accompanying financial statements are as follows:

                                                                 2003             2002
                                                             -----------      -----------
Net income - financial statements                            $    86,100      $   334,700
Differences resulting from depreciation and amortization         (64,800)          93,900
                                                             -----------      -----------
Net income - income tax method                               $    21,300      $   428,600
                                                             ===========      ===========
Taxable income per limited partnership unit                  $      1.76      $     35.48
                                                             ===========      ===========
Partners' equity - financial statements                      $ 1,752,700      $ 1,666,600

Differences resulting from:
     Depreciation and amortization                               730,300          795,100
     Sales commissions                                           513,400          513,400
     Syndication costs                                           332,200          332,200
                                                             -----------      -----------
Partners' equity - income tax method                         $ 3,328,600      $ 3,307,300
                                                             ===========      ===========

NOTE 7 - SUBSEQUENT EVENT

In contemplation of liquidating the partnership, and upon completion of the 2003 harvest, the General Partner listed the three remaining orchards for sale. Subsequent to December 31, 2003, sales for two of the orchards were completed, which resulted in a gain of approximately $1,785,500. The remaining orchard is in escrow and is expected to close in the first or second quarter of 2004. This sale is expected to generate a gain of approximately $150,300. Upon completion of the final sale, the assets of the Partnership will consist of cash and notes receivable until such time as liquidation occurs.

The sales price and estimated gain for the two orchards sold, which were for cash, is as follows:

Orchard Name            Net Sales Price       Net Book Value      Estimated Gain
---------------------   ---------------       --------------      --------------

Hooker Ranch              $1,790,000           $  416,900            $1,373,100
Cressey Ranch                570,000              257,600               312,400
                          ----------           ----------            ----------
                          $2,360,000           $  674,500            $1,685,500
                          ==========           ==========            ==========



--------------------------------------------------------------------------------
                                                                      Page F - 9