Form 10QSB
period 2004-03-31
CALIFORNIA ALMOND INVESTORS I
filed 2004-05-13
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                            Securities Exchange Act
     of 1954

For Quarter Ended:  March 31, 2004              Commission File Number: 33-10196
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


         See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          BALANCE SHEET March 31, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $2,777,411
     Accounts Receivable, no allowance deemed necessary                   230,294
     Notes receivable held for sale, less allowance for discounts         389,130
                                                                       ----------

         Total Current Assets                                           3,396,835
                                                                       ==========

                        LIABILITIES AND PARTNERS' EQUITY

PARTNERS' EQUITY                                                        3,396,835
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

                              CALIFORNIA ALMOND INVESTORS I
                            (A CALIFORNIA LIMITED PARTNERSHIP)
                                   STATEMENT OF INCOME
                                        UNAUDITED


                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 2004    March 31, 2003
                                                --------------------------------
REVENUES
    Interest and other                           $    5,392        $    9,152
    Gain on sale of almond orchards              $1,816,370
                                                --------------------------------
                                                 $1,821,762             9,152

EXPENSES                                            177,590
                                                --------------------------------

NET INCOME                                       $1,644,172             9,152
                                                ================================

NET INCOME PER LIMITED PARTNERSHIP UNIT          $   136.12        $     0.76
                                                ================================

NUMBER OF PARTNERSHIP UNITS                          12,079            12,079


                              CALIFORNIA ALMOND INVESTORS I
                            (A CALIFORNIA LIMITED PARTNERSHIP)
                                 STATEMENT OF CASH FLOWS
                                        UNAUDITED
                                                           Three Months       Three Months
                                                              Ended               Ended
                                                          March 31, 2004     March 31, 2003
                                                          ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                $ 1,644,172         $     9,152
Adjustment to reconcile net income to net
     cash from operating activities
         Gain on sale of almond orchards                                       (1,816,370)
         Allowance for discount on notes receivable                                97,283

      Changes In:
          Accounts receivable                                  95,177             142,769
          Interest receivable                                   9,128              (6,760)
          Deferred crop costs                                                    (153,838)
          Advances fro farm costs                               4,905               1,500
          Accounts payable and accrued liabilities             (1,990)            (31,388)
          Payable to related parties                          (26,943)             (3,636)
                                                          ---------------------------------

               Net cash from operating activities               5,362             (42,201)
                                                          ---------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

Payments received on notes receivable
                                                                3,331               3,331
Proceeds from sale of almond orchards                       2,625,000
Expenses paid related to property sales                       (69,456)
                                                          ---------------------------------

               Net cash from investing activities           2,558,875               3,331
                                                          ---------------------------------
CASH FLOW FROM FINANCING ACTIVITIES

Debt repayment                                               (264,000)
                                                          ---------------------------------

NET CHANGE IN CASH                                          2,300,237             (38,870)

CASH, beginning of period                                     477,174             363,011

CASH, end of period                                       $ 2,777,411         $   324,141
                                                          =================================

                          PART I-FINANCIAL INFORMATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Partnership's December 31, 2003, audited financial statements and notes thereto.

NOTE 2 - INTEREST INCOME

During 2002, the Partnership sold three ranches due to low production, and financed the sales through long term mortgage notes, with interest ranging from 6% to 7.5%. The Partnership is in the process of selling these notes in an effort to liquidate the remaining assets held, and estimates that up to 20% discounts will be recognized on the sale of each note. As of March 31, 2004, a reserve for $97,283 was recorded against the face values of the notes to approximate net realizable value.



                          PART I-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
------------

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

         Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to: estimated price per pound, useable lives of the orchards and related assets, collectibility of receivables, and the deferral of certain crop costs. These accounting policies are applied consistently for all years presented. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements. "

Liquidity and Capital Resources
-------------------------------

         The cash proceeds from the sale of the properties are being deposited in the Partnership's money market account at Charles Schwab. With the sale of the Robertson Ranch the account has in excess of $2,500,000.00 deposited. It is the intention to set these funds aside to be used as part of the final Partnership liquidation distribution.

Results of Operations
---------------------

         The Partnership is currently in the process of liquidation. All properties have been sold and the funds received deposited in a liquidation account. This account currently has a balance of $2,523,472. The General Partner is currently endeavoring to sell the notes receivable on the Clausen, Sierra, and Famosa Ranches. If a sale of the notes can be completed in 2004, the Partnership will be liquidated in 2004. If not, the liquidation will be postponed until the notes are sold or are paid in full.

Property Sales
--------------

Cressey Ranch

The Cressey Ranch was sold on February 2, 2004 to Duarte & Souza Farms. The buyer is not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

The property was sold for $610,000.00. The sale was for cash and the Partnership paid a 6% real estate commission.

Hooker Ranch

On January 23, 2004, the Hooker Ranch was sold to the Dave Wilson Nursery. The nursery is adjutant to the ranch and they need the acreage to expand their nursery business. The buyer is not related to the General Partner, Charterhill Pacific Corp., or any of their principals.

The sale price for the property was $1,800,000.00. The sale was for cash and the Partnership paid no real estate commissions in connection with the sale.

Robertson Ranch

On March 25, 2004, the Robertson Ranch was sold to Gurbax Singh and Kulwant K. Singh. The property was sold for $215,000, and was a cash sale. The sale generated a profit of $135,807. The buyers are not related to the General Partner, Charterhill Pacific Corp., or any of their principals


Item 3. Controls and Procedures

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

     2. Material modification of rights of registrant's securities - not applicable

     3.   Defaults on senior securities - not applicable

     4.   Submission of matters to a vote of security holders - not applicable

     5.   Other events of importance - not applicable

     6.   Exhibits and Reports on Form 8-K -


          (a) Exhibits

          31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

          32.1 Certification of General Partner pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

          (b)  Reports  on Form 8-K were  filed on  February  18,  and March 25,
          2004,to   provide   information   related  to  the  sales  of  orchard
          properties.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:    /s/ DAVID A. BADE
              ---------------------------------------
              David A. Bade
              President