Form 10QSB
period 2004-06-30
CALIFORNIA ALMOND INVESTORS I
filed 2004-08-13
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1954


For Quarter Ended:  June 30, 2004               Commission File Number: 33-10196
                    -------------                                       --------


             (Exact name of registrant as specified in its charter)



                          California Almond Investors I
                        --------------------------------
                        A California Limited Partnership



                California                                       94-3021790
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)

2210 Northpoint Parkway, Santa Rosa, CA           95407
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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                           BALANCE SHEET June 30, 2004
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $ 3,224,327
     Accounts Receivable, no allowance deemed necessary                   8,215
     Inventory-In Process                                                  --
     Deferred crop costs                                                   --
     Advances for farm costs                                               --
     Notes receivable                                                   199,133
     Allowance for discounts on notes receivable                        (46,050)
                                                                    -----------
         Total Current Assets                                         3,385,625

NOTES RECEIVABLE-LONG TERM                                                 --
                                                                    -----------

PROPERTY AND EQUIPMENT                                                     --
                                                                    -----------

                                                                      3,385,625
                                                                    ===========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable and accrued liabilities                               --
    Payables to general partner and related parties                        --
    Current portion of long-term debt                                      --
                                                                    -----------
         Total current liabilities                                         --

LONG-TERM DEBT, less current portion                                       --

PARTNERS' EQUITY                                                      3,385,625
                                                                    -----------

                                                                      3,385,625
                                                                    ===========

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

            CALIFORNIA ALMOND INVESTORS I
          (A CALIFORNIA LIMITED PARTNERSHIP)
                 STATEMENT OF INCOME
                      UNAUDITED

                                              Three Months      Three Months        Six Months       Six Months
                                                 Ended             Ended             Ended             Ended
                                             June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                             -------------     -------------     -------------     -------------
REVENUES
    Interest and other                        $     5,472       $    10,176       $    11,134       $    19,328
    Other income                                   25,885                              25,885
    Gain on sale of almond orchards                                                 1,816,370
                                              -----------       -----------       -----------       -----------

                                                   31,627            10,176         1,821,762            19,328

EXPENSES
     Loss on sale of notes receivable               4,313                             101,831
     Operating expenses                            38,524                             118,831
                                              -----------       -----------       -----------       -----------

                                                   42,837                             220,427
                                              -----------       -----------       -----------       -----------

NET INCOME                                    $   (11,210)      $    10,176       $ 1,632,962       $    19,328
                                              ===========       ===========       ===========       ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT       $     (0.93)      $      0.84       $    135.19       $      1.60
                                              ===========       ===========       ===========       ===========

NUMBER OF PARTNERSHIP UNITS                        12,079            12,079            12,079            12,079
                                              ===========       ===========       ===========       ===========

                              CALIFORNIA ALMOND INVESTORS I
                            (A CALIFORNIA LIMITED PARTNERSHIP)
                                 STATEMENT OF CASH FLOWS
                                        UNAUDITED

                                                     Six Months     Six Months
                                                       Ended           Ended
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                          $ 1,632,962    $    19,328
Adjustment to reconcile net income to net
     cash from operating activities
         Gain on sale of almond orchards             (1,816,370)
          Discount on sale of notes receivable          101,596

      Changes In:
          Accounts receivable                           317,256        269,850
          Interest receivable                             9,128        (12,679)
          Deferred crop costs                                         (304,135)
          Advances fro farm costs                         4,905        (15,426)
          Accounts payable and accrued liabilities       (1,990)       (65,052)
          Payable to related parties                    (26,943)        (3,636)
                                                    -----------    -----------

               Net cash from operating activities       220,544       (111,750)
                                                    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

Payments received on notes receivable                     5,935          3,331
Proceeds from sale of notes receivable                  229,130
Proceeds from sale of almond orchards                 2,625,000
Expenses paid related to property sales                 (69,456)
                                                    -----------    -----------

               Net cash from investing activities     2,790,609          3,331
                                                    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES

Payment on long=term debt                              (264,000)       (12,000)
                                                    -----------    -----------

NET CHANGE IN CASH                                    2,747,153       (120,419)

CASH, beginning of period                               477,174        363,011

CASH, end of period                                 $ 3,224,327    $   242,592
                                                    ===========    ===========

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


NOTE 2 - INTEREST INCOME

During 2002, the Partnership sold three ranches due to low production, and financed the sales through long term mortgage notes, with interest ranging from 6% to 7.5%. The Partnership is in the process of selling these notes in an effort to liquidate the remaining assets held. As of June 30, 2004, the notes on the Sierra and Famosa Ranches had been sold, and the note on the Clausen Ranch was sold on July 7, 2004. As of June 30, 2004, a reserve for $46,049 was recorded against the face values of the notes to approximate net realizable value.



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


Liquidity and Capital Resources
-------------------------------

         The cash proceeds from the sale of the properties and notes receivable are being deposited in the Partnership's money market account at Charles Schwab. The balance as of June 30, 2004 was $3,012,258.

         On April 19, 2004, the note receivable on the Sierra Ranch was sold to the property owner Merritt Farms. The note had a face value of $63,675. It was sold for $57,854, a discount of $5,821.

         On May 20, 2004, the note receivable on the Famosa Ranch was sold to the current property owner. The note had a face value of $221,000. It was sold for $171,275, a discount of $49,725.

         As of June 30, 2004, the note receivable on the Clausen Ranch was in escrow to be sold to the purchaser of the property for $153,083. The sale of the note closed on July 7, 2004. It is the intention to set these funds aside to be used as part of the final Partnership liquidation distribution.


Results of Operations
---------------------

         The Partnership is currently in the process of liquidation. All properties and two of the notes receivable have been sold. The final note sale was in escrow as of June 30, 2004. The sale closed on July 7, 2004. With the deposit of the note sale proceed in to the liquidation account the balance will be in excess of $3,166,000. With the sale of the final note receivable, all of the Partnership assets have been sold and the Partnership will be liquidated in 2004.


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

     6.     Exhibits and Reports on Form 8-K -


            (a)   Exhibits

                  31.1 Certification of General Partner pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

                  32.1   Certification  of General  Partner  pursuant to Section
                         1350  as  adopted   pursuant  to  Section  906  of  the
                         Sarbanes-Oxley act of 2002


            (b) Reports on Form 8-K were filed on February 18, March 25, 2004, and April 14 to provide information related to the sales of orchard properties.

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

CALIFORNIA ALMOND INVESTORS I
A California limited partnership

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:      /s/ DAVID A. BADE
                  -----------------------------------------------------
                  David A. Bade
                  President