Form 10QSB
period 2004-09-30
CALIFORNIA ALMOND INVESTORS I
filed 2004-11-10
CIK 806179

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1954

For Quarter Ended:  September 30, 2004          Commission File Number: 33-10196
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  See following pages.

                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        BALANCE SHEET September 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $3,344,113
     Accounts Receivable, no allowance deemed necessary                   85,600
                                                                      ----------
         Total Current Assets                                         $3,429,713
                                                                      ==========

                                PARTNERS' EQUITY

PARTNERS' EQUITY                                                       3,429,713
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

                                          CALIFORNIA ALMOND INVESTORS I
                                        (A CALIFORNIA LIMITED PARTNERSHIP)
                                               STATEMENT OF INCOME
                                                    UNAUDITED

                                                    Three Months     Three Months      Nine Months        Nine Months
                                                       Ended            Ended             Ended              Ended
                                                   September 30,     September 30,     September 30,     September 30,
                                                        2004             2003              2004               2003
                                                  ---------------------------------------------------------------------
REVENUES
    Interest income                                $    5,400        $    8,584        $   16,534        $   27,912
    Crop and other income
                                                       77,472                             103,357
    Gain on sale of almond orchards                                                    $1,816,370
                                                  ---------------------------------------------------------------------
                                                       82,872             8,584        $1,936,261            27,912

EXPENSES
     Loss on sale of notes receivable                   3,821                             105,471
     Operating expenses                                34,963                             153,794
                                                  ---------------------------------------------------------------------
                                                       38,784                             259,211
                                                  ---------------------------------------------------------------------

NET INCOME                                         $   44,088        $    8,584        $1,677,050         $ 27,9128
                                                  =====================================================================

NET INCOME PER LIMITED PARTNERSHIP UNIT            $     3.65        $     0.71        $   135.84        $     2.31
                                                  =====================================================================

NUMBER OF PARTNERSHIP UNITS                            12,079            12,079            12,079            12,079
                                                  =====================================================================


                          CALIFORNIA ALMOND INVESTORS I
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        2004           2003
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                           $ 1,677,050    $    27,912
Adjustment to reconcile net income to net
  cash from operating activities
    Gain on sale of almond orchards                   (1,816,370)
    Discount on sale of notes receivable                 101,596

  Changes In:
    Accounts receivable                                  239,871        269,850
    Interest receivable                                    9,128         (6,987)
    Deferred crop costs                                                (343,296)
    Advances fro farm costs                                4,905          1,500
    Accounts payable and accrued liabilities              (1,990)        (4,738)
    Payable to related parties                           (26,943)        (3,636)
                                                     -----------    -----------
         Net cash from operating activities              187,247        (59,395)
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

Payments received on notes receivable                      5,935          9,082
Proceeds from sale of notes receivable                   382,213
Proceeds from sale of almond orchards                  2,625,000
Expenses paid related to property sales                  (69,456)
                                                     -----------    -----------
         Net cash from investing activities            2,943,692          9,082
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES

Payment on long=term debt                               (264,000)       (12,000)
                                                     -----------    -----------

NET CHANGE IN CASH                                     2,866,939        (62,313)

CASH, beginning of period
                                                         477,174        363,011

CASH, end of period                                  $ 3,344,113    $   300,698
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

NOTE 2 - INTEREST INCOME

During 2002, the Partnership sold three ranches due to low production, and financed the sales through long term mortgage notes, with interest ranging from 6% to 7.5%. The Partnership has sold all of these notes in an effort to liquidate the remaining assets held.



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

         Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions have included, but were not limited to: estimated price per pound, useable lives of the orchards and related assets, collectibility of receivables, and the deferral of certain crop costs. These accounting policies were applied consistently for all years presented. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements. "


Liquidity and Capital Resources
-------------------------------

         The cash proceeds from the sale of the properties and notes receivable are being deposited in the Partnership's money market account at Charles Schwab. The balance as of September 30, 2004, was $3,170,832.

Results of Operations
---------------------

         The Partnership is currently in the process of liquidation. All properties and notes receivable have been sold. The final note sale closed on July 7, 2004. With the deposit of the note sale proceeds into the liquidation account the balance will be in excess of $3,170,000. The only remaining asset of the Partnership to be liquidated was the final payment for the 2003 almond crop. This payment in the amount of $77,385 was received on October 15, 2004. These proceeds were deposited in the liquidation account at Charles Schwab.

         With the sale of the final note receivable and the receipt of the final payment for the 2003 almond crop, all of the Partnership assets have been sold and the Partnership will be liquidated in December 2004.


Item 3 - Controls and Procedures

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


               (b)  Reports on Form 8-K - none

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA ALMOND INVESTORS I
A California limited partnership


DATE: November 10, 2004

By:      Vintech Almond Advisers, Inc.
         A California corporation,
         Managing General Partner


         By:      /s/ David A. Bade
                  -----------------------------------------------------
                  David A. Bade
                  President